Form 10QSB
period 1996-03-31
ODESSA FOODS INTERNATIONAL INC
filed 1996-06-05
CIK 751412

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

[xx]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

                                       or

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission File Number: 0-12775

                        Odessa Foods International, Inc.
             (Exact name of registrant as specified in its charter)

        Delaware                                         75-1613360
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)


One Evertrust Plaza, 3rd Floor, Jersey City, NJ            07302
(Address of principal executive offices)                (Zip Code)

                                 (718) 646-4175
              (Registrant's telephone number, including area code)


________________________________________________________________________________
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                 [x] Yes [  ] No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date.

The number of shares outstanding of each of the registrant's classes of common stock, as of May 20, 1996 is 10,982,277 shares, all of one class of $.00001 par value common stock.

                                TABLE OF CONTENTS




                                                                        Page No.
                                                                        --------

                                     PART I

Item 1.           Financial Statements                                   F1-F4

Item 2.           Management's Discussion and Analysis
                   of Financial Condition and Results of
                   Operations and Plan of Operations                      3-5



                                     PART II

Item 1.           Legal Proceedings                                        6

Item 2.           Changes in Securities                                    6

Item 3.           Defaults Upon Senior Securities                          6

Item 4.           Submission of Matters to a
                   Vote of Security Holders                                6

Item 5.           Other Information                                        6

Item 6.           Exhibits and Reports on Form 8-K                         6

Signatures                                                                 7

                        ODESSA FOODS INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 MARCH 31, 1996
                                   (UNAUDITED)

                                     ASSETS

  CURRENT ASSETS:
    Cash                                                                           $   116,840
    Accounts receivable, less allowance for doubtful
       accounts of $2,834                                                               25,504
    Inventory                                                                           24,948
    Prepaid expenses and sundry receivables                                              7,692
                                                                                   -----------

            TOTAL CURRENT ASSETS                                                       174,984
                                                                                   -----------

  PROPERTY AND EQUIPMENT, less accumulated
  depreciation of $444,135                                                           2,690,143
                                                                                   -----------

  OTHER ASSETS:
    Start-up costs, less amortization of $72,000                                       288,000
    Prepaid lease costs                                                                391,734
                                                                                   -----------

            TOTAL OTHER ASSETS                                                         679,734
                                                                                   -----------
                                                                                   $ 3,544,861
                                                                                   ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY


  CURRENT LIABILITIES:
    Accounts payable and accrued expenses                                          $   184,263
    Note payable - bank                                                                 75,000
    Loans payable - related parties                                                    192,404
                                                                                   -----------

            TOTAL CURRENT LIABILITIES                                              $   451,667
                                                                                   -----------

  STOCKHOLDERS' EQUITY:
    Common stock, $.00001 par value; authorized
      25,000,000 shares; issued and outstanding 10,814,047 shares                          108
    Additional paid-in capital                                                       7,114,354
    Accumulated deficit                                                             (4,026,640)
    Foreign currency translation adjustment                                              5,372
                                                                                   -----------

            TOTAL STOCKHOLDERS' EQUITY                                               3,093,194
                                                                                   -----------

                                                                                   $ 3,544,861
                                                                                   ===========

                        See note to financial statements.

                                       F1

                        ODESSA FOODS INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                               Three Months Ended                      Nine Months Ended
                                                                    March 31,                               March 31,
                                                      -------------------------------------------------------------------------
                                                           1996                1995                 1996               1995
                                                      -------------------------------------------------------------------------
  SALES                                               $    141,978         $    55,675         $    411,732         $   137,399

  COST OF SALES                                            109,749              51,772              335,950             119,603
                                                      -------------------------------------------------------------------------

  GROSS PROFIT                                              32,229               3,903               75,782              17,796
                                                      -------------------------------------------------------------------------

  OPERATING EXPENSES:

    Selling, general & administrative expenses             141,189             118,277              354,404             144,823
    Depreciation and amortization                           68,000              75,606              203,000             214,221
                                                      -------------------------------------------------------------------------

                                                           209,189             193,883              557,404             359,044
                                                      -------------------------------------------------------------------------

  NET LOSS                                            $   (176,960)        $  (189,980)        $   (481,622)        $  (341,248)
                                                      =========================================================================

  NET LOSS PER SHARE                                  $       (.02)        $      (.02)        $       (.05)        $      (.04)
                                                      =========================================================================

  WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                                    10,724,229           9,658,039           10,359,284           9,562,483
                                                      =========================================================================


                        See note to financial statements.

                                       F2

                        ODESSA FOODS INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                Nine Months Ended March 31,
                                                              -------------------------------
                                                                  1996                  1995
                                                                  ----                  ----
  CASH FROM OPERATING ACTIVITIES
    Net loss                                                  $  (481,622)        $  (341,248)
    Adjustments to reconcile net loss to net cash
       provided by operating activities:
       Depreciation and amortization                              203,000             214,221
       Sundry other items                                             955               1,402

    Changes in assets and liabilities:
       Accounts receivable                                         (9,552)             (9,124)
       Inventory                                                   (6,664)            (39,683)
       Prepaid expenses and sundry receivables                   (305,471)             23,039
       Accounts payable                                           (31,500)            106,395
                                                              -------------------------------

  NET CASH USED IN OPERATING ACTIVIES                            (630,854)            (44,998)
                                                              -------------------------------

  CASH FLOWS USED IN INVESTING
  ACTIVITIES:
       Purchases of property and equipment                       (638,665)           (296,665)
                                                              -------------------------------

  CASH FLOWS PROVIDED BY FINANCING
  ACTIVITIES:
       Issuance of common stock                                 1,162,614             405,000
       Advances from stockholders                                 142,404              48,702
                                                              -------------------------------
                                                                1,305,018             453,702
                                                              -------------------------------

  INCREASE IN CASH                                                 35,499             112,039

  CASH - BEGINNING OF PERIOD                                       81,341               9,064
                                                              -------------------------------

  CASH - END OF PERIOD                                        $   116,840         $   121,103
                                                              ===============================
  NON-CASH INVESTING AND FINANCING
  ACTIVITIES:
       Common shares issued to repay stockholder loans        $   -- 0 --         $ 2,706,341
                                                              ===============================


                        See note to financial statements.

                                       F3

                        ODESSA FOODS INTERNATIONAL, INC.
                    NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                   (UNAUDITED)

BASIS OF PRESENTATION

         The accompanying financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. All such adjustments are of a normal and recurring nature. The results of operations for any interim period are not necessarily indicative of a full year.
         Certain financial information which is normally included in the financial statements prepared in accordance with generally accepted accounting principles, which is not required for interim reporting purposes, has been condensed or omitted. The accompanying financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the company's annual report on Form 10-KSB for the year ended June 30, 1995.

                                       F4

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                AND RESULTS OF OPERATIONS AND PLAN OF OPERATIONS

         Odessa Foods International, Inc. (the "Registrant") is engaged, through its subsidiaries (Odessa Foods, Inc. and Hilmac
Gmbh) in the manufacture of sausages, pastas and related food products in Odessa, Ukraine.

Consolidated Statements of Operations:

         (a) Comparative three month periods ended March 31, 1995 and March 31, 1996

         Net loss for the three months ended March 31, 1996 was $(176,960) as compared to a net loss of $(189,980) for the comparative three month period ended March 31, 1995. The principal differences between the net losses heretofore indicated (and the fact that net losses decreased by $13,020) relate to the facts that during the three month period ended March 31, 1996 operating expenses increased by $15,306 (as compared to the three month period ended March 31, 1995) while gross profit only increased by $28,326 (as compared to the three month period ended March 31, 1995); thereby accounting for the aforesaid net loss decrease of $13,020. The principal operating expense increase for the comparative three month periods indicated was in selling, general and administrative expenses which increased by $22,912 while depreciation and amortization decreased by $7,606.

         Sales increased by $86,303 while gross profits increased by $28,326 during the three month period ended March 31, 1996. When taking into account the above referenced increase in operating expenses of $15,306 and deducting therefrom the increase in gross profit of $28,326 the increase in net loss of $13,020 is accounted for.

         (b) Comparative nine month periods ended March 31, 1995 and March 31, 1996

         Net loss for the nine months ended March 31, 1996 was $(481,622) as compared to a net loss of $(341,248) for the comparative nine month period ended March 31, 1995. The principal differences between the net losses heretofore indicated (and the fact that net losses increased by $140,374) relate to the facts that during the nine month period ended March 31, 1996 operating expenses increased by $198,360 (as compared to the nine month period ended March 31, 1995) while gross profit only increased by $57,986 (as compared to the nine month period ended March 31, 1995); thereby accounting for the aforesaid net loss increase of $140,374. The principal operating expense increase for the comparative nine month periods indicated was in selling, general and administrative expenses which increased by $209,581 while depreciation and amortization decreased by $11,221.

         Sales increased by $274,333 while gross profits increased by $57,986 during the nine month period ended March 31, 1996. When taking into account the above referenced increase in operating expenses of $198,360 and deducting therefrom the increase in gross profit of $57,986 the increase in net loss of $140,374 is accounted for.

         The net loss for quarter ended March 31, 1996 of $(176,960) resulted from the fact that total operating expenses of $209,189 were offset by only $32,229 in gross profits while net loss for the nine months ended March 31, 1996 of $(481,622) resulted from the fact that total operating expenses of $557,404 were offset by only $75,782 in gross profit.

Consolidated Balance Sheets: (1)

         Total assets of the Registrant at quarter ended March 31, 1996 and fiscal year ended June 30, 1995 were $3,544,861 and $2,752,965 respectively, i.e. an increase of $791,896. Such increase is primarily attributable to an increase in (a) current assets of $50,760 (as a result of increases in (i) cash of $35,499, (ii) accounts receivable of $8,597 and (iii) inventory of $6,664),
(b) property and equipment of $462,665 (after taking into account accumulated depreciation) and (c) other assets of $278,471 (i.e. increase in prepaid lease costs of $305,471 offset by decrease in start-up costs less amortization of $27,000).

         Current liabilities of the Registrant at quarter ended March 31, 1996 and fiscal year ended June 30, 1995 were $451,667 and $340,763 respectively. The increase in total current liabilities of $110,904 for the comparative periods is primarily attributable to the fact that while accounts payable and accrued expenses decreased by $31,500 loan(s) payable - related parties increased by $142,404.

         Primarily as a result of total paid-in capital having increased by $1,162,614 and accumulated deficit having increased by $481,622, stockholders' equity increased from $2,412,202 at June 30, 1995 to $3,093,194 at March 31, 1996; an increase of $680,992. The aforesaid increase in additional paid-in capital resulted from Registrant's sale of shares of its common stock during the nine month period ended March 31, 1996; the Registrant having sold 1,026,670 shares of its common stock during such nine month period for an aggregate net to the Registrant of $1,162,614. A significant portion of such funds were utilized for an investment of $638,665 in the purchase of property and equipment during the nine months ended March 31, 1996; the Registrant having previously expended $296,665 for such purposes during the comparative nine month period ended March 31, 1995.

(1) Comparative information as same relates to fiscal year ended June 30, 1995 is based upon audited financial statements as same appear in Registrant's Form 10-KSB for fiscal year ended June 30, 1995.

         Notwithstanding the working capital deficit heretofore referred to, Company management nevertheless continues to believe that the Company will be able to continue its operations through (a) the raising of additional capital through debt and/or equity financing when, as and if necessary and/or (b) its belief that Registrant's operations will eventually improve sufficiently through utilization of property and equipment recently purchased so as to enable Registrant to increase productivity.

         The Registrant's Plan of Operations for the next 12 months continues to revolve around its aforesaid manufacture of sausages, pastas and related food products.

                                     PART II




     Item 1.  Legal Proceedings -                                           None

     Item 2.  Changes in Securities -                                       None

     Item 3.  Defaults Upon Senior Securities -                             None

     Item 4.  Submission of Matters to a
               Vote of Security Holders -                                   None

     Item 5.  Other Information -                                           None

     Item 6.  (a) Exhibits -                                                None

              (b) Reports on Form 8-K -

                  (i) 8-K with date of report of February 1, 1996 as executed February 29, 1996 and filed March 8, 1996 - so as to report, in Item 4 thereof, change in certifying accountant.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       ODESSA FOODS INTERNATIONAL, INC.


                                       By           /s/ Leon Golden/
                                          --------------------------------------
                                           Leon Golden, President

Dated:  May 31, 1996

                                EXHIBIT INDEX
                                -------------



                 Exhibit 27          Financial Data Schedule