Form 10KSB
period 1996-06-30
ODESSA FOODS INTERNATIONAL INC
filed 1996-10-18
CIK 751412

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB


[ ]      Annual report under Section 13 or 15(d) of the Securities Exchange
         Act of 1934

         For the fiscal year ended    June 30, 1996
                                   ---------------------------

[ ] Transition report under Section 13 or 15(d)of the Securities Exchange Act of 1934

         For the transition period from               to
                                        --------------   -------------

                         Commission file number 0-12775

                        Odessa Foods International, Inc.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

           Delaware                                    75-1613360
-------------------------------                      -------------------
(State or Other Jurisdiction of                      (I.R.S. Employer
Incorporation or Organization)                        Identification No.)

One Evertrust Plaza, Jersey City, New Jersey                          07302
--------------------------------------------------------------------------------
  (Address of Principal Executive Office)                         (Zip Code)

                                  718-646-4175
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:    None

Securities registered under Section 12(g) of the Exchange Act:

    Common Stock par value $.00001 per share
--------------------------------------------------------------------------------
                              (Title of Class)

         Check whether the issuer; (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for past 90 days.   Yes xx   No
                                                                     ---     ---
         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB
or any amendment to this Form 10-KSB.         [ ]

         State issuer's revenues for its most recent fiscal year - $514,513

         The aggregate market value for the 7,135,390 shares of voting stock (all of one class of $.00001 par value Common Stock) held by non-affiliates * of Registrant as of October 1, 1996 is $10,703,085 based upon an average of the bid ($1.25) and asked ($1.75) prices for such stock on the date heretofore indicated. See Item 5 (a) which indicates the limited, if any, trading activity in the Registrant's securities for the periods indicated. By virtue hereof, it is difficult if not impossible to accurately arrive at a completely realistic "aggregate market value" of Registrant shares held by non-affiliates as called for herein especially in view of the fact that the existence of limited or sporadic quotations should not of itself be deemed to constitute an "established public trading market". The above statements regarding "aggregate market value" and "established public trading market" should be taken into careful consideration when considering the information contained herein regarding the indicated "aggregate market value" of shares of voting stock held by non-affiliates.

* Affiliates for the purpose of this item refers to the Registrant's officers and directors and/or any persons or firms (excluding those brokerage firms and/or clearing houses and/or depository companies holding Registrant's securities as record holders only for their respective clienteles' beneficial interest) owning 5% or more of the Registrant's Common Stock, both of record and beneficially - all as of October 1, 1996.

                   ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                           DURING THE PAST FIVE YEARS

         Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the
distribution of securities under a plan confirmed by a court. Yes    No
                                                                 ---   ---
                                 Not Applicable

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 11,471,077 shares as of October 1, 1996. (1)

         Transitional Small Business Disclosure Format:  Yes    No
                                                            ---   ---
(1) Included in the issued and outstanding shares throughout this Form 10-KSB are an aggregate of 341,050 shares of common stock (i.e. approximately 3% of all issued and outstanding shares) currently owned of record and beneficially by certain former directors of the Company's predecessor (at a time when it was known as Fluid Lift International, Inc.), which shares are currently the subject of litigation wherein the Company has alleged that there was never any valid consideration given for the issuance of such shares. See "Litigation".

                       DOCUMENTS INCORPORATED BY REFERENCE

         If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security-holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act").
                                      None

                                TABLE OF CONTENTS

                                                                        Page
                                                                       Number
                                                                       ------
PART I

Item 1.           Description of Business                                    5

Item 2.           Description of Property                                   10

Item 3.           Legal Proceedings                                         10

Item 4.           Submission of Matters to a Vote of
                   Security Holders                                         11

PART II

Item 5.           Market For Common Equity and Related
                   Stockholder Matters                                      12

Item 6.           Management's Discussion and Analysis
                   or Plan of Operation                                     13

Item 7.           Financial Statements                                      15
                                                                    FF1 - FF11
                                                                      F1 - F11

Item 8.           Changes in and Disagreements With
                   Accountants on Accounting and
                   Financial Disclosure                                     16

PART III

Item 9.           Directors, Executive Officers, Promoters
                   and Control Persons; Compliance With
                   Section 16(a) of the Exchange Act                        16

Item 10.          Executive Compensation                                    19

Item 11.          Security Ownership of Certain Beneficial
                   Owners and Management                                    20

Item 12.          Certain Relationships and Related
                   Transactions                                             22

Item 13.          Exhibits, List and Reports on Form 8-K                    22

                                     PART I

ITEM 1.           DESCRIPTION OF BUSINESS

BACKGROUND SUMMARY

         The Company was incorporated under the laws of the State of Delaware in June 1972 under the name Aurre Management Co., Inc. and in January of 1982 changed its name to Fluid Lift International, Inc. Its business plans were unsuccessful and it ceased operations in 1988. In January of 1995 the Company changed its name to its current name - Odessa Foods International, Inc.

         Pursuant to written contract dated November 26, 1994, Odessa Foods, Inc. (hereinafter "Odessa Foods"), a Delaware corporation, exchanged 300 shares of common stock for all of the issued and outstanding shares of F&L Food & Leisure Marketing Ltd. (an Irish corporation; hereinafter "F&L") which latter corporation owns a 95% interest in Hilmac GmbH, Odessa (a Ukrainian corporation; hereinafter "Hilmac"). The 300 shares of common stock of Odessa Foods issued to shareholders of F&L represented 30% of the outstanding shares of Odessa Foods. Accordingly, upon conclusion of this transaction, F&L became a wholly owned subsidiary of Odessa Foods.

         Immediately thereafter and on November 26, 1994 a written contract was entered into between the shareholders of Odessa Foods and the Company (then known as Fluid Lift International, Inc. and currently known as Odessa Foods International, Inc.). In accordance with the terms of such contract the Company issued 8,500,000 shares of its common stock to the shareholders of Odessa Foods in exchange for all of the outstanding shares of Odessa Foods. Accordingly, upon conclusion of this transaction Odessa Foods became a wholly owned subsidiary of the Company.

         The transactions indicated directly above have been accounted for as a pooling of interest and accordingly, the Company's audited consolidated financial statements included herein have been restated to include the accounts of the Company, Odessa Foods and Hilmac.

         Further, and as a direct result of the above referenced transactions, the Company, through its aforesaid subsidiaries, presently engages in the manufacture of sausages and related food products in Odessa, Ukraine. Hilmac, founded in September 1992, installed, in 1993, the first western equipped meat factory in Odessa, Ukraine, thereafter commenced production in May 1993 and is in the process of building (as hereinafter indicated) the first fully integrated food production facility in the Ukraine.

         The organizational chart appearing immediately below is intended to give on overview and summary to the narrative information contained directly above and hereinafter.

                        ODESSA FOODS INTERNATIONAL, INC.
                              Organizational Chart



              Odessa Foods International, Inc.
                         formerly                          Public Company
                   Fluid Lift International, Inc.




                       Odessa Foods Inc.
                   (a Delaware corporation)
                          formerly                         Wholly owned
            F&L Food & Leisure Marketing LTD.              Subsidiary
                     (an Irish corporation)




                    Hilmac GmbH, Odessa                    a 95% owned
                                                           Subsidiary of
                 (an Ukrainian corporation)                Odessa Foods Inc.



CURRENT POSITION AND RECENT ACTIVITIES

         The Company continues to operate its own sausage manufacturing and meat production facility in order to produce, fresh and on a daily basis, a wide range of sausages utilizing what it considers to be a technologically advanced installation in Odessa, Ukraine. Its present factory is being expanded into a fully integrated food production plant anticipated to be operational by late 1997/early 1998 with meat and sausage production expected to be supplemented by a modern slaughter house (plant and machinery having recently been purchased in Switzerland) fully disassembled and expected to be ready for shipment to new Company premises in Teplodar, near Odessa, for reassembly in late 1997 (after the building for production has been erected). Once operational (and operating in accordance with European Union standards and supplied from piggeries functioning in accordance with Western standards) the Company expects to employ approximately 300 to 350 persons thereby creating a capacity for slaughtering and processing of approximately 1,500 pigs and 400 cattle per day with approximately half of the meat processed into sausage production and the balance to be sold on the market in the form of raw meat.

COMPETITION

         The Company's sausage products (around 2 tons of which are produced fresh each day according to Swiss recipes) are slightly more expensive than those produced by local competitors but management considers such products to be of a higher quality thereby creating greater demand (and sales) for such products notwithstanding the fact that local producers put slow-cured goods onto the market, i.e. goods with a longer shelf-life.

         Management has taken the above circumstances into account in its expansion plans and intends to expand its plant facilities accordingly so that the Company is in a position to manufacture products with a longer shelf life at a high level with the end price (retail) for its goods not being substantially higher than local competitors.

         Production is expected (as aforesaid) to be relocated to the new premises in Teplodar in 1997 with daily output capacity expanded to 15 tons per day. Once operational it is also expected that pasta production will be at a daily production capacity of 20 tons.

         A secondary, and significant source of competition to the Company comes from products manufactured abroad, subsequently packaged and treated with various chemical substances so as to provide for a longer shelf life, which products generally are only available at high prices in local currency terms.

SALES

         Company plans are to establish a network of sales outlets in various marketing centers and, wherever possible, in the larger food stores in a separate "Odessa" department in which only Company product is sold. Management anticipates that such plan can be particularly advantageous to the Company for the following reasons:

a.  -    Theft and shrinkage are not at Company expense, since it will not use its own employees for whom it is responsible;
b.  -    Potential elimination of leftover stock which the Company would otherwise have to take back;
c.  -    Elimination of numerous problems relating to hiring of its own employees (staff); and
d.  -    Elimination of significant rental and related overhead expenses.

         Additionally the Company is in the process of planning a three part marketing network as follows:

1.       Sales directly from factory;
2.       Sales in major shopping centers and grocery shops (as aforesaid); and
3. Sales via mobile sales vans (equipped with necessary refrigeration units).

         The Company intends to offer its products to the market which products are to be

i.    -   manufactured from local raw materials utilizing local labor;
ii.   -   of a higher quality;
iii.  -   bought fresh daily; and
iv.   -   priced so that  a majority of the population can buy the products at reasonable price/quality ratios.

         Company aims and goals include becoming a significantly recognized sausage production (and related products) manufacturer utilizing both Swiss recipes and technology and subsequently engaging in export activities so as to annex export markets in the Commonwealth of Independent States and neighboring countries, as well as supplying various passenger fleets of major shipping lines.

TERRITORIES AND EMPLOYEES

         Company current marketing activities are primarily within the Odessa, Ukraine area with its over 3,000,000 inhabitants; Odessa being the largest ex Soviet harbor with a duty-free zone thereby attracting in excess of over 2,000,000 tourists per annum. Geographically it is within the reach (of a few hours) of a number of cities with populations of approximately 3,000,000 to 4,000,000 inhabitants.

         Costs of goods sold by the Company contain direct and indirect production costs as well as packaging and storage costs while sales agents are engaged primarily on a commission basis.

         The Company currently employs approximately 65 persons, 21 of whom are engaged in meat production and related activities, 20 of whom are engaged in engineering and building activities, 6 of whom are engaged in administration (accounting, administrative and translation activities) with the balance of approximately 18 being engaged in sales (3), drivers and deliveries (5), cleaning and storage (2) and security-24 hours a day, 7 days a week (8). It is anticipated (although no assurance can be given) that the number of employees will grow to approximately 180 when pasta and meat production lines in the new Teplodor premises are in full production. Additionally, the slaughter house is expected to provide employment for an approximate 300 local people.

PROMOTION AND SPONSORSHIP

         In the effort to promote the Company and create further identification within the local Odessa community as well as with local Odessa regulators, the Company sponsored (in conjunction with Republic National Bank and others) the Odessa Philharmonic Orchestra's visit to the United Nations General Assembly for the performance of the Chernobyl Memorial Concert on April 25, 1996, which concert, in addition to being held at the United Nations, was broadcast live on WNYC in New York and was simulcast on national public radio stations throughout the United States.

FUTURE CORPORATE STRATEGY AND PROJECTIONS

         Current Company corporate strategy is to create a fully vertically integrated production chain for meat and sausage production. The slaughter house (heretofore referred to) is to be erected upstream from operating meat and sausage factory so as to enable a supply of high-quality raw materials processed by up-to-date methods with the animals for slaughter being supplied from fattening units with whom firm purchasing and delivery contracts exist and/or are being negotiated. The products of the meats and sausage factory will then be put on the market.

         At a future date the sausage and pasta factory being established in Teplodar is to be expanded into a four-section production unit so as to include pasta, canned products as well as sweets, pastries and bread in order to produce a broad range of food for daily consumption. The chart appearing directly below summarizes current and proposed activities including projected activities as heretofore indicated in narrative fashion.


  Suppliers                                Production            Distribution


  Piggery sales          Slaughter         Sausage &             factory sales
                         House             Meat

                                                                 mobile
                                           Pasta Line            sales van


  Cattle farming                           Canned food

                                                                 Retail
                                           Sweets



RECENT DEVELOPMENTS

         Subsequent to the close of the Company's fiscal year and most recently during the first week of October 1996 it reported that three pasta lines were fully installed and ready for production at its new premises in Teplodar near Odessa. These three pasta production lines, including six silos for 20 tons of flour each, have a production capacity of 30 tons of pasta per day and are part of the Company's project wherein a 80,000 square foot food processing facility, pasta, sausage and other meat products, canned meat and sweets intend to be produced. Further, the Company will be producing approximately one ton per day in order to make eventual quality adjustments required by its clientele with the expectation that production will be raised to 10 tons per day thereafter with full production of 30 tons per day planned and projected for mid 1997.

         The slaughter house heretofore referred to as having been recently purchased has been fully disassembled and is ready to be shipped to Teplodar for reassembling in late 1997. The sausage and meat production facility currently producing 1.5 tons per day in Odessa will be moved into such new facilities during 1997 thereby increasing production capacity to 30 tons per day in the manner indicated directly above.

         There can be no assurance that the aims and goals indicated directly above can be achieved within the foreseeable future, if ever, or that the necessary expenditures inherent in attempting to achieve such goals will result in sufficient revenues so as to justify the time and effort involved as well as the expenditure incurred.

ITEM 2.           DESCRIPTION OF PROPERTY

         In addition to the Company's U.S. offices located in Jersey City, New Jersey, the Company maintains principal offices in the Ukraine. With respect to the latter offices, the Company entered into an operating lease agreement with an unaffiliated landlord (in April 1995) for a term of 25 years for the rental of an unfinished building (approximately 8,000 square meters) in the Ukraine intended to be utilized as its manufacturing facility. In accordance with the terms of the Agreement, the Company is required to pay all alteration and improvement charges which, upon completion, will be deducted from monthly rental charges until all costs are recovered. Prepaid lease costs at June 30, 1996 amounted to approximately $504,000. For further information with respect to the aforesaid lease agreement as well as minimum annual lease payments (excluding percentage of sales) reference is herewith made to note 5 to the Company's consolidated financial statements. The facility has been renovated, fitted with offices and with production lines established.

         Located at the Company's aforesaid Ukraine facility is various property and equipment consisting primarily of production equipment, transportation equipment and vehicles and office equipment. Such property and equipment is valued at approximately $3,200,000 less accumulated depreciation which reduces such valuation to approximately $2,700,000. Production equipment accounts for approximately 98% of all property and equipment.

ITEM 3.           LEGAL PROCEEDINGS

         The Company is not presently a part to any material litigation nor, to the knowledge of management, is any material litigation threatened except as indicated directly hereinunder.

         On October 1, 1993 the Board of Directors of the Company's corporate predecessor (then known as Fluid Lift International, Inc.) purported to authorize the issuance of 14,391,300 (old - pre-split) shares of its then $.01 par value common stock for "services rendered" and valued at $143,913. The company's then President (since resigned and having no position whatsoever in the Company or any relationship to its business activities) received 13,191,300 of such shares of common stock and a further 1,200,000 shares were issued to four other individuals (300,000 shares per individual; at least three of whom, upon information and belief, are immediate members of such former President's family). When adjusted for the Company's subsequent 1 for 68 reverse stock split the 13,191,300 shares currently represent 193,990 shares while the 1,200,000 shares (300,000 to each of four persons) currently represent 17,648 shares.

         Thereafter, on October 5, 1993, the same Board of Directors purported to authorize issuance to such former President of an additional 50,000,000 shares - later adjusted to 44,000,000 shares - for "services rendered". These shares were not, however, issued until May of 1994 and represent the equivalent of 647,059 post 1 for 68 reverse split shares. A balance of 129,412 of such 647,059 post split shares are indicated - on the Company's transfer records - as being "owned" of record and beneficially by such former President.

         When giving effect to all of the above transactions such former President and the four other individuals referred to currently claim to own an aggregate of 341,050 Company shares, with such former Company President claiming to own 323,402 of such shares.

         All of the above referenced shares have borne a restrictive legend from date of issuance which the Company has recently refused to remove. Proper ownership, if any, remains in dispute until such time, if ever, as such stockholders are able to prove, amongst other matters, that such shares were issued for valid consideration. To date written requests for such proof have gone unanswered.

         The Company's transfer agent, in a Complaint for Interpleader, Declaratory Judgment and related relief commenced an action in the United States District Court for the District of Utah, Central Division under Index No. 96CV0194B, has tendered to the Court Company stock certificates representing 133,824 of the aforesaid 341,050 shares in dispute (and upon information and belief intends to tender any further portion of such 341,050 shares as may come into its possession) in an effort to seek Court determination as to true ownership and a Court Order regarding issuance or cancellation of such certificates. The Company is a party defendant to this action, in which its transfer agent seeks indemnification from the Company for any sums which may be awarded against such transfer agent by reason of its compliance with the Company's instructions to not remove restrictive legend(s) from the certificates in question. Owing to the current early stages of the litigation and further owing to the fact that discovery proceedings have not even been scheduled as yet, it is virtually impossible to determine, with any degree of certainty, the final outcome of this litigation although the Company fully expects to prevail on all material aspects of this lawsuit.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         As reported in the Company's Form 10-KSB for its fiscal year ended June 30, 1995, its last annual meeting was held in September 1993. While the Company does currently intend to hold an annual meeting of stockholders for its fiscal year ended June 30, 1996 it has not, as yet, formalized any specific plans as to any proposed date for such meeting.

                                   PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS

         (a) Marketing Information. The following table sets forth, for the periods indicated, the range of high and low bid prices on the dates indicated for the Company's securities indicated below for each full quarterly period within the two most recent fiscal years (if applicable) and any subsequent interim period for which financial statements are included and/or required to be included.

Fiscal Year Ended June 30, 1995                  Quarterly Common Stock Price
            By Quarter                                   Ranges (1)
-------------------------------                  ----------------------------
Quarter              Date                             High           Low
-------              ----                             ----           ---
 1st          September 30, 1994                       (2)            (2)
 2nd          December 31, 1994                        (2)            (2)
 3rd          March 31, 1995                           (2)            (2)
 4th          June 30, 1995                          $2.25          $1.75

Fiscal Year Ended June 30, 1996                  Quarterly Common Stock Price
            By Quarter                                    Ranges (1)
-------------------------------                  ----------------------------
Quarter              Date                             High           Low
-------              ----                             ----           ---
 1st          September 30, 1995                     $2.50          $1.00
 2nd          December 31, 1995                      $2.50          $1.25
 3rd          March 31, 1996                         $3.00          $1.75
 4th          June 30, 1996                          $2.40          $1.50

Fiscal Year Ended June 30, 1997                 Quarterly Common Stock Price
            By Quarter                                   Ranges (1)
-------------------------------                 ----------------------------
Quarter              Date                             High           Low
-------              ----                             ----           ---
 1st          September 30, 1996                    $1.875         $ .97

(1) The existence of limited or sporadic quotations should not of itself be deemed to constitute an "established public trading market". To the extent that limited trading in the Company's Common Stock has taken place, such transactions have been limited to the over-the-counter market (except as otherwise may be indicated hereinafter). All prices indicated herein are as reported to the Company by broker-dealer(s) making a market in its securities in the National Quotation Data Service ("pink sheets") and/or in the Electronic Over-the-Counter Bulletin Board (the latter under the symbol ODSA). The aforesaid securities were not traded or quoted on any automated quotation system (other than as may be indicated herein). The over-the-counter market quotes indicated above reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.
(2) The Company has been unable to obtain any reliable stock price quotes for the periods indicated. The first printed quotation it has been able to receive has been as of April 26, 1995, at which time the bid price of $2.25 was indicated for a relatively low volume of trades. Since such date trading has continued on a sporadic basis with reported volume during the most recent quarter ended September 30, 1996 having exceeded 20,000 shares on only six occasions, with any reported sales volume indicated for only 15 days during such period.

         (b) Holders. As of October 1, 1996 the approximate number of stockholders of the Company's Common Stock (as indicated on its transfer agent's October 1, 1996 certified list of stockholders) amounted to 1,128 persons and/or firms (inclusive of those brokerage firms and/or clearing houses and/or depository companies holding the Company's securities for their respective clientele - each such brokerage house, clearing house and/or depository firm being considered as one record holder). The exact number of beneficial owners of the Company's securities is not known but would necessarily exceed the number of record owners indicated above in that brokerage firms and/or clearing house and/or depository companies are normally record owners for presumably any number of unidentified beneficial owners.

         (c) Dividends. The payment by the Company of dividends, if any, in the future rests within the discretion of its Board of Directors and will depend, among other things, upon the Company's earnings, its capital requirements and its financial condition, as well as other relevant factors. The Company has not paid or declared any dividends upon its Common Stock since its inception and, by reason of its present financial status and its contemplated financial requirements, does not contemplate or anticipate paying any dividends upon its Common Stock in the foreseeable future.

ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


         Odessa Foods International, Inc. (the "Registrant") is engaged, through its subsidiaries (Odessa Foods Inc. and Hilmac GmbH) in the manufacture of sausages and related food products in Odessa, Ukraine.

         This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and/or liquidity/cash flows of Registrant during the two year period ended June 30, 1996 and should be read in conjunction with the consolidated financial statements and notes thereto included in such reports.

         As indicated in Footnote 1 to the consolidated financial statements for fiscal year ended June 30, 1995, the Company acquired its wholly owned subsidiary, Odessa Foods, Inc., in November of 1994. The acquisition has been reflected in the financial statements using the pooling of interest method of accounting. Accordingly, the financial statements for all periods presented have been restated to include the accounts of Odessa Foods International, Inc. (parent), its wholly owned subsidiary, Odessa Foods, Inc. (a Delaware corporation) and the latter's majority owned subsidiary, Hilmac GmbH, Odessa (a Ukrainian corporation). See also Footnote 2 to consolidated financial statements for fiscal year ended June 30, 1996.

Consolidated Statements of Operations:

         Comparative fiscal years ended June 30, 1996 and June 30, 1995.

         Sales for the fiscal year ended June 30, 1996 were $514,513 as compared to sales of

$274,419 for fiscal year ended June 30, 1995, while cost of sales increased from the preceding fiscal year 1995 from $237,188 to $414,633 resulting in a gross profit for fiscal year 1996 of $99,880 as compared to $37,231 for the preceding fiscal year. Operating expenses increased by $431,657 (from $551,983 to $983,640 during the comparative year). Primarily as a result of the above, the net loss for fiscal year ended June 30, 1996, i.e. $(893,621) was $380,864 greater than the $(512,757) net loss of the preceding fiscal year.

         Total assets of the Company at fiscal years ended June 30, 1995 and 1996 were $2,752,965 and $3,760,831 respectively; an increase of $1,007,866.
Such increase may be principally accounted for as follows: an increase in (a) current assets of $101,027 (primarily as a result of an increase in cash of $103,758), (b) property and equipment of $525,227 (after taking into account accumulated depreciation) and (c) prepaid lease costs of $417,612. When adding the aforesaid increases in total current assets, property and equipment and an increase of $381,612 in total other assets (primarily due to increase in prepaid lease costs) the aforesaid $1,007,866 increase in total assets if fully accounted for. Total current assets increased by $101,027 primarily as a result of the aforesaid increase in current assets - cash.

         Total current liabilities of the Company at comparative years ended June 30, 1995 and 1996 were $340,763 and $553,240 respectively; an increase of $212,477. Such increase in total current liabilities is attributable to increases in (a) accounts payable and accrued expenses of $92,174 and (b) loans payable of $120,303. The loans payable referred to herein relate to advances received from two members of the Company's Board of Directors.

Consolidated Balance Sheets:

         Primarily as a result of total paid-in capital having increased by $1,689,010 and accumulated deficit having increased by $893,621, stockholders' equity increased from $2,412,202 at June 30, 1995 to $3,207,591 at June 30, 1996; an increase of $795,389. The aforesaid increase in additional paid-in capital resulted from Registrant's sale of shares of its common stock during the fiscal year ended June 30, 1996; the Registrant having sold 1,454,970 shares of its common stock during such period for a cash consideration of $1,679,010 and having further issued 100,000 shares for services valued at $10,000. A significant portion of such funds were utilized for the purchase of property and equipment and for prepaid lease costs both as heretofore indicated.

         Working capital (deficit) for the fiscal year ended June 30, 1996 was $(327,989) as compared to a working capital deficit of $(216,539) for the comparative fiscal year ended June 30, 1995. See note 1 to the June 30, 1996 consolidated financial statements which note indicates, in part, certain factors which create an uncertainty about the Company's ability to continue as a going concern; such factors primarily relating to the Company having sustained substantial operating losses in each of its two most recent fiscal years and the fact that, as aforesaid, its current liabilities exceed its current assets by $327,989. Notwithstanding the concerns expressed, Company management nevertheless believes that the Company will be able to continue its operations through (a) the raising of additional capital through either debt or equity financing if necessary and/or (b) the belief that its operations (through utilization of equipment recently purchased and establishment of new and larger facilities - see Item 1 hereof) will improve sufficiently through increased sales volume and productivity. See also note 7 with respect to approximately $170,000 in loans payable which represent advances made to the Company by two of its Board members.

         The Company does not anticipate any significant changes in the number of its employees except as heretofore indicated in Item 1 - Description of Business, Territories and Employees. Excepting as indicated therein no formal plans with regard to hiring of any significant number of other additional employees currently exists.

ITEM 7.           FINANCIAL STATEMENTS

         The following financial statements have been prepared in accordance with the requirements of Regulation S-B and supplementary financial information included herein, if any, has been prepared in accordance with Item 302 of Regulation S-K, such information appears on pages FF-1 through FF-11 inclusive for fiscal year ended June 30, 1996 and pages F-1 through F-11 inclusive for fiscal year ended June 30, 1995 of this Form 10-KSB, which pages follow this page.

                        ODESSA FOODS INTERNATIONAL, INC.
                                  JUNE 30, 1996
                                    CONTENTS

                                                                         Page
                                                                         ----
Independent Auditor's Report                                             FF-1
Consolidated Balance Sheet                                               FF-2
Consolidated Statements of Operations                                    FF-3
Consolidated Statement of Stockholders' Equity                           FF-4
Consolidated Statement of Cash Flows                                     FF-5
Notes to Consolidated Financial Statements                       FF-6 - FF-11


                        ODESSA FOODS INTERNATIONAL, INC.
                             JUNE 30, 1995 AND 1994
                                    CONTENTS
                                                                         Page
                                                                         ----
Independent Auditor's Report                                             F-1
Consolidated Balance Sheets                                              F-2
Consolidated Statements of Operations                                    F-3
Consolidated Statements of Stockholders' Equity                          F-4
Consolidated Statements of Cash Flows                                    F-5
Notes to Consolidated Financial Statements                        F-6 - F-11

                          INDEPENDENT AUDITOR'S REPORT


Board of Directors and Stockholders
Odessa Foods International, Inc.

         We have audited the accompanying consolidated balance sheet of Odessa Foods International, Inc. and subsidiaries as of June 30, 1996 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

         We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for an opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Odessa Foods International, Inc. and subsidiaries at June 30, 1996 and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed, in
Note 1 to the consolidated financial statements, the Company's significant operating losses and limited sources of financing raise substantial doubts about the Company's ability to continue as a going-concern. Management plans in regard to these matters are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ ALLEN G. ROTH, P.A.
ALLEN G. ROTH, P.A.


New York, New York
September 16, 1996

                ODESSA FOODS INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 1996

                                     ASSETS

CURRENT ASSETS:
 Cash                                                                            $   185,099
 Accounts receivable, less allowance for doubtful
  accounts of $3,400                                                                  23,731
 Inventories                                                                          16,421
                                                                                 -----------

         TOTAL CURRENT ASSETS                                                        225,251
                                                                                 -----------

PROPERTY AND EQUIPMENT, less accumulated
  depreciation of $528,217 (Note 3)                                                2,752,705
                                                                                 -----------

OTHER ASSETS:
 Intangible Assets, less amortization of $81,000 (Note 4)                            279,000
 Prepaid lease costs (Note 5)                                                        503,875
                                                                                 -----------

         TOTAL OTHER ASSETS                                                          782,875

                                                                                 $ 3,760,831
                                                                                 ===========

                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable and accrued expenses                                           $   307,937
 Notes payable - bank (Note 6)                                                        75,000
 Loans payable (Note 7)                                                              170,303
                                                                                 -----------

         TOTAL CURRENT LIABILITIES                                               $   553,240
                                                                                 -----------

COMMITMENTS AND CONTINGENCIES
 (Notes 1, 5, 10  and 12)

STOCKHOLDERS' EQUITY (Note 8):
 Common stock, $.00001 par value; authorized
   25,000,000 shares; issued and outstanding
   11,342,277 shares                                                                     113
 Additional paid-in capital                                                        7,640,745
 Accumulated deficit                                                              (4,438,639)
 Foreign currency translation adjustment                                               5,372
                                                                                 -----------

         TOTAL STOCKHOLDERS' EQUITY                                                3,207,591
                                                                                 -----------

                                                                                 $ 3,760,831
                                                                                 ===========

                       See notes to financial statements.

                ODESSA FOODS INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                            YEAR ENDED JUNE 30, 1996


SALES                                                              $    514,513

COST OF SALES                                                           414,633
                                                                   ------------

GROSS PROFIT                                                             99,880
                                                                   ------------

OPERATING EXPENSES:

 Selling, general & administrative expenses                             687,558
 Depreciation and amortization                                          296,082
                                                                   ------------

                                                                        983,640
                                                                   ------------
OPERATING LOSS                                                         (883,760)
                                                                   ------------

OTHER EXPENSES (INCOME):
 Interest                                                                20,500
 Foreign currency exchange rate changes                                 (10,639)
                                                                   ------------

                                                                          9,861
                                                                   ------------

NET LOSS                                                           $   (893,621)
                                                                   ============

NET LOSS PER SHARE                                                 $      (0.08)
                                                                   ============

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                                                $ 10,552,716
                                                                   ============




                       See notes to financial statements.

                ODESSA FOODS INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                            YEAR ENDED JUNE 30, 1996


                                      Common Stock           Additional                       Foreign
                                 ----------------------       Paid-In        Accumulated      Currency
                                   Shares         Amount      Capital          Deficit       Transaction
                                 -----------      ------     ----------      -----------     -----------

Balance - July 1, 1995             9,787,377       $ 98      $5,951,750      $(3,545,018)      $5,372

  Issuance of common stock:
    Cash                           1,454,900         14       1,678,996                -            -
    Services                         100,000          1           9,999                -            -

 Net Loss                                                                       (893,621)           -
                                 -----------       ----      ----------      -----------       ------

Balance - June 30, 1996           11,342,277       $113      $7,640,745      $(4,438,639)      $5,372
                                 ===========       ====      ==========      ===========       ======




                       See notes to financial statements.

                ODESSA FOODS INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            YEAR ENDED JUNE 30, 1996


CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                                           $  (893,621)
 Adjustments to reconcile net loss to net cash
   used in operating activities:
   Depreciation and amortization                                        296,082
   Other                                                                    882

 Changes in assets and liabilities:
   Accounts receivable                                                   (8,345)
   Inventories                                                            1,863
   Prepaid expenses                                                    (409,920)
   Accounts payable and accrued expenses                                 92,174
                                                                    -----------

NET CASH USED IN OPERATING ACTIVITIES                                  (920,885)

CASH FLOWS USED IN INVESTING ACTIVITIES:
  Purchases of property and equipment                                  (785,309)
                                                                    -----------

CASH FLOWS PROVIDED BY FINANCING
 ACTIVITIES:
  Net proceeds from issuance of common stock                          1,679,010
  Increase in loans payable                                             120,303
                                                                    -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                             1,799,313
                                                                    -----------

EFFECT OF FOREIGN CURRENCY EXCHANGE
 RATE CHANGES                                                            10,639
                                                                    -----------

NET INCREASE IN CASH                                                    103,758

CASH - BEGINNING OF PERIOD                                               81,341
                                                                    -----------

CASH - END OF PERIOD                                                $   185,099
                                                                    ===========

NON-CASH OPERATING ACTIVITIES:
  Common stock issued for services                                  $    10,000
                                                                    ===========




                       See notes to financial statements.

                ODESSA FOODS INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1996



Note 1   GOING CONCERN

         The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has sustained substantial operating losses during the year ended June 30, 1996. In addition, at June 30, 1996 current liabilities exceeded current assets by $328,000. These factors create uncertainty as to the Company's ability to continue as a going concern. Management believes that the Company will be able to raise additional capital through the issuance of common stock and that its operations will improve through increased sales volume and productivity. The ability of the Company to continue as a going concern is dependent on obtaining capital from the issuance of common stock and increasing sales volume and productivity. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 2   SIGNIFICANT ACCOUNTING POLICIES

         Organization and Business

         The Company was incorporated in Delaware in 1972 as Aurre Management Co., Inc. In 1982, the Company changed its name to "Fluid Lift International, Inc." and ultimately ceased operations in 1988. On January 23, 1995, the Company became Odessa Foods International, Inc. and commenced operation of a meat processing facility through its foreign subsidiary in Odessa, Ukraine.

         Principles of Consolidation

         The accompanying consolidated financial statements include the accounts of Odessa Foods International, Inc. (the "Company") and its wholly owned subsidiary Odessa Foods, Inc. (incorporated in Delaware) and the latter's majority owned subsidiary Hilmac GmbH, Odessa (a Ukraine entity). All intercompany transactions and balances have been eliminated in consolidation.

         Basis of Accounting

         The Company maintains its records on the accrual basis of accounting. Revenues are recognized when the products are delivered and expenses are recorded when incurred.

                ODESSA FOODS INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1996



Note 2   SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Inventories

         Inventories, consisting of meat and related food products, are stated at the lower of cost (first-in, first-out method) or market.

         Property and Equipment

         Property and equipment are recorded at cost. Maintenance and repair costs are charged to expense as incurred.

         Depreciation and Amortization

         Depreciation of property and equipment is provided for by the straight-line method over the estimated useful lives of the respective assets. Amortization of intangible assets is provided by the straight-line method over ten years.

         Expenses Related to Sales of Securities

         All costs incurred in connection with sales of the Company's common stock were charged to additional paid-in capital.

         Loss Per Share

         Net loss per common share is based upon the weighted average number of shares of common stock outstanding during the weighted period.

         Foreign Currency Translation

         Hilmac GmbH, the Company's foreign subsidiary, is located in the Ukraine, a country which has a highly inflationary economy. Accordingly, the entity's financial statements were remeasured as if the functional currency was the U.S. dollar. The remeasurement process resulted in translation adjustments which are included in the results of operations for the year ended June 30, 1996.

                ODESSA FOODS INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1996



Note 2   SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Fiscal Year

         The Company changed its fiscal year to December 31. Accordingly, the next fiscal year will be the six months ended December 31, 1996.

Note 3   PROPERTY AND EQUIPMENT

                                               Estimated
                                              Useful Life         Amount
                                              -----------       ----------

         Production equipment - meat plant      10 years        $2,169,877
         Transportation equipment               5-8 years          157,466
         Office equipment                       5-10 years          17,586
         Construction in-progress (a)                              935,993
                                                                ----------
                                                                 3,280,922
         Less:  Accumulated depreciation                           528,217
                                                                ----------

                                                                $2,752,705
                                                                ==========

(a) Construction in-progress includes the cost of the pasta production equipment and the cost of dismantling, reassembling and installing such equipment in the leased premises located in Teplodar, Ukraine. Depreciation will commence when the equipment is put into use. Depreciation expense for the year ended June 30, 1996 was $260,082.

Note 4   INTANGIBLE ASSETS

         Intangible assets consist of costs incurred prior to the commencement of operations for incorporation fees, obtaining production and sales rights, registration fees and governmental approvals and certificates. Amortization expense for the year ended June 30, 1996 was $36,000.

Note 5   PREPAID LEASE COSTS

         The Company is obligated under a lease agreement with an unaffiliated landlord for the rental of an unfinished building through the year 2020. The Company has agreed to pay the costs of alterations and improvements and upon completion the Company will

                ODESSA FOODS INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1996



Note 5   PREPAID LEASE COSTS (Continued)

         commence deducting these costs from monthly rent charges until such costs are fully recovered. The agreement provides for minimum monthly lease payments of $66 plus two percent of gross sales. Prepaid lease costs may only be offset against percentage rents. Minimum annual lease payments excluding percentage rents are $792 through April 2020.

Note 6   NOTE PAYABLE - BANK

         The note is unsecured and is payable on demand with interest at ten percent per annum. At June 30, 1996 the financial statements included accrued interest of $9,000 due to the bank.

Note 7   LOANS PAYABLE

         Loans payable represents advances received from two members of the Board of Directors. The loans include interest at eight percent per annum which at June 30, 1996 amounted to $13,000.

Note 8   STOCK OPTION PLAN

         In June 1996 the Company adopted a 1996 Non-Statutory Stock Option Plan and reserved 1,000,000 shares for issuance to eligible employees, officers, directors and consultants. Options are non-transferable and are exercisable during a term of not more than ten years from the date of grant. The options are issuable in such amounts and at such prices as determined by the Board of Directors, except that the option price of each grant will not be less than twenty percent of the market value of such shares on the date the options are granted.

         On June 13, 1996, options to purchase 100,000 shares were granted at an exercise price of $.30 per share. At June 30, 1996 the options were unexercised and expire on June 13, 2001.

                ODESSA FOODS INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1996



Note 9   INCOME TAXES

         The Company has adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109") which requires the recognition of a deferred tax asset resulting from the expected future tax benefit to be derived from a tax loss carryforward. SFAS No. 109 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of such deferred tax asset. At June 30, 1996 the Company had a deferred tax asset of $720,000 arising from an operating loss deduction. The Company has recorded a valuation allowance for the full amount of such deferred tax asset. The Company's tax loss carryforward expires primarily in the year 2011.

Note 10  COMMITMENT

         The Company has an employment agreement with a key executive officer which expires on December 15, 1997. In addition to a base salary the agreement provides for a bonus based on net income, as defined, after taxes. Compensation expense for the year ended June 30, 1996 was $120,492.

Note 11  RELATED PARTY TRANSACTIONS

         The Company received professional service from an accounting firm whose principal is an officer and director of the Company. Fees for such services were $26,000 in 1996. The Company incurred costs of $15,000 in 1996 for consulting services provided by a shareholder relating to the construction of the pasta manufacturing facility. Accounts receivable and accrued expenses include $40,500 due to the above persons. The Company has incurred costs for services rendered by a shareholder in connection with the sale of its securities. Fees for such services amounted to $12,000 in 1996.

Note 12  LITIGATION

         The Company's transfer agent, in a Complaint for Interpleader, Declaratory Judgment and related relief commenced an action in the United States District Court for the District of Utah, Central Division under Index No. 96CV0194B, has tendered to the Court Company stock certificates representing 133,824 of an aggregate of 341,050 shares in dispute (and upon information and belief intends to tender any further portion of such 341,050 shares as may come into its possession) in an effort to seek Court determination as to true ownership and a Court Order regarding issuance or cancellation of such certificates. The


                                      FF10

                ODESSA FOODS INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1996



Note 12  LITIGATION (Continued)

         Company is a party defendant to this action, in which its transfer agent seeks indemnification from the Company for any sums which may be awarded against such transfer agent by reason of its compliance with the Company's instructions to not remove restrictive legend(s) from the certificates in question. Owing to the current early stages of the litigation and further owing to the fact that discovery proceedings have not even been scheduled as yet, it is virtually impossible to determine, with any degree of certainty, the final outcome of this litigation although the Company is of the opinion that such outcome will not have a material adverse effect upon its financial position or the results of its operations.

Note 13  SUBSEQUENT EVENTS

         On September 11, 1996, the Company granted 60,000 options to purchase up to 60,000 shares of the Company's common stock under the 1996 Non-Statutory Stock Option Plan with an exercise price of $.25 per share.

         As of September 16, 1996 all options issued to date remain unexercised and expire five years from the date of grant.


                                      FF11

                     [BEDERSON AND COMPANY LLP LETTERHEAD]

                          INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders of
Odessa Foods International, Inc.
Jersey City, New Jersey


We have audited the accompanying consolidated balance sheets of Odessa Foods International, Inc., and its subsidiaries, as of June 30, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 1995 and 1994 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Odessa Foods International, Inc., and its subsidiaries, at June 30, 1995 and 1994 and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed, in Note 2 to the consolidated financial statements, the Company's significant operating losses and limited sources of financing raise substantial doubt about the Company's ability to continue as a going-concern. Management's plans in regard to these matters are discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                   /S/ BEDERSON & COMPANY LLP
                                                   ---------------------------
                                                       BEDERSON & COMPANY LLP
West Orange, New Jersey
October 9, 1995


                                      F(1)

                        ODESSA FOODS INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                             JUNE 30, 1995 AND 1994

                                     ASSETS

                                                                       1995               1994
                                                                   -----------        -----------
CURRENT ASSETS:
  Cash                                                             $    81,341        $     9,064
  Accounts receivable, net of allowance for
    doubtful accounts of $1,879 and $1,378,
    respectively                                                         16,907             12,397
  Inventory                                                              18,284              3,580
  Prepaid expenses and sundry receivables                                 7,692             30,731
                                                                    -----------        -----------
  TOTAL CURRENT ASSETS                                                  124,224             55,772
                                                                    -----------        -----------
PROPERTY AND EQUIPMENT, net of accumulated
  depreciation of $268,135 and $51,438,
  respectively                                                        2,227,478          2,006,093
                                                                    -----------        -----------

OTHER ASSET:
  Start-up costs, net of amortization of
    $45,000 and $9,000, respectively                                    315,000            351,000
  Prepaid lease costs                                                    86,263               --
                                                                    -----------        -----------

  TOTAL OTHER ASSETS                                                    401,263            351,000
                                                                    -----------        -----------

TOTAL ASSETS                                                        $ 2,752,965        $ 2,412,865
                                                                    ===========        ===========

                                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
  Accounts payable                                                  $   214,263        $     1,885
  Note payable - bank                                                    75,000               --
  Loan payable - related party                                           50,000               --
  Accrued expenses                                                        1,500               --
                                                                    -----------        -----------
  TOTAL CURRENT LIABILITIES                                             340,763              1,885
                                                                    -----------        -----------
LONG-TERM DEBT:
  Due to stockholders                                                      --            2,657,639
                                                                    -----------        -----------
MINORITY INTEREST                                                          --                1,995
                                                                    -----------        -----------
STOCKHOLDERS' EQUITY (DEFICIENCY)
  Common stock, $.00001 par value,
    authorized 75,000,000 shares
    issued and outstanding 9,787,377
    shares (1995) and 9,515,477
    shares (1994)                                                            98                 95
  Additional paid-in capital                                          5,951,750          2,783,512
  Accumulated deficit                                                (3,545,018)        (3,032,261)
  Foreign currency translation                                            5,372               --
                                                                    -----------        -----------

  TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)                             2,412,202           (248,654)
                                                                    -----------        -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
  (DEFICIENCY)                                                      $ 2,752,965        $ 2,412,865
                                                                    ===========        ===========



                     The accompanying notes are an integral
                       part of these financial statements.

                                      F(2)

                        ODESSA FOODS INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       YEARS ENDED JUNE 30, 1995 AND 1994

                                                      1995               1994
                                                  -----------        -----------


SALES                                             $   274,419        $   141,158

COST OF SALES                                         237,188            151,784
                                                  -----------        -----------

GROSS PROFIT (LOSS)                                    37,231            (10,626)
                                                  -----------        -----------

OPERATING EXPENSES:
  Officer salary                                       38,750               --
  Legal and consulting                                 97,402               --
  Marketing research and development                     --              410,000
  Depreciation and amortization                       252,697             60,438
  Other                                               163,134             32,931
                                                  -----------        -----------

  TOTAL OPERATING EXPENSES                            551,983            503,369
                                                  -----------        -----------

LOSS FROM CONTINUING OPERATIONS
  BEFORE MINORITY INTEREST AND INCOME TAXES          (514,752)          (513,995)

MINORITY INTEREST IN NET LOSS OF
  CONSOLIDATED SUBSIDIARY                               1,995                852

INCOME TAXES                                             --                 --
                                                  -----------        -----------

LOSS FROM CONTINUING OPERATIONS                      (512,757)          (513,143)

DISCONTINUED OPERATIONS - loss from
  discontinued operations, net of
  income taxes of $-0-                                   --              (11,649)
                                                  -----------        -----------

NET LOSS                                          $  (512,757)       $  (524,792)
                                                  ===========        ===========

LOSS PER COMMON SHARE:
  Loss from continuing operations                 $      (.05)       $      (.06)
  Loss from discontinued operations                      --                 --
                                                  -----------        -----------

  NET LOSS                                        $      (.05)       $      (.06)
                                                  ===========        ===========

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                                9,616,078          8,922,580
                                                  ===========        ===========


                     The accompanying notes are an integral
                       part of these financial statements.

                                      F(3)

                        ODESSA FOODS INTERNATIONAL, INC.
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)






                                                                             Common Stock
                                                                      --------------------------         Additional
                                                                      Number of                           Paid-in
                                                                       Shares             Amount          Capital
                                                                       ------             ------          -------



BALANCE - June 30, 1993, as previously reported                      10,608,700        $   106,087        $ 2,435,871

  Adjustment for pooling of interests with Odessa Foods, Inc.
    (a Delaware corporation)                                          8,500,000                 85            229,915

  Reverse stock split (including fractional shares)                 (10,451,919)          (104,527)           104,527
                                                                    -----------        -----------        -----------

BALANCE, as restated - June 30, 1993                                  8,656,781              1,645          2,770,313

  Year ended June 30, 1994:
    Change in par value from $.01 to $.00001 per common share              --               (1,558)             1,558


    Issuance of common stock for services                               858,696                  8                576

    Capital contribution - expenses paid on behalf of Company
      by stockholder                                                       --                 --               11,065

    Net loss for the year                                                  --                 --                 --
                                                                    -----------        -----------        -----------

BALANCE - June 30, 1994                                               9,515,477                 95          2,783,512

  Year ended June 30, 1995:
    Capital contributions by stockholders representing loans               --                 --            2,706,341


    Issuance of common stock for cash                                   241,900                  2            431,898

    Issuance of common stock in accordance with
      bank note agreement                                                30,000                  1             29,999

    Net loss for the year                                                  --                 --                 --

    Foreign currency translation                                           --                 --                 --
                                                                    -----------        -----------        -----------


BALANCE - June 30, 1995                                               9,787,377        $        98        $ 5,951,750
                                                                    ===========        ===========        ===========

                                                                                               Foreign
                                                                           Accumulated         Currency
                                                                             Deficit          Translation        Total
                                                                             -------          -----------        -----
BALANCE - June 30, 1993, as previously reported                            $(2,541,958)       $      --         $      --

  Adjustment for pooling of interests with Odessa Foods, Inc.
    (a Delaware corporation)                                                    34,489               --             264,489

  Reverse stock split (including fractional shares)                               --                 --                --
                                                                           -----------        -----------       -----------

BALANCE, as restated - June 30, 1993                                        (2,507,469)              --             264,489

  Year ended June 30, 1994:
    Change in par value from $.01 to $.00001 per common share                     --                 --                --

    Issuance of common stock for services                                         --                 --                 584

    Capital contribution - expenses paid on behalf of Company
      by stockholder                                                              --                 --              11,065

    Net loss for the year                                                     (524,792)              --            (524,792)
                                                                           -----------        -----------       -----------

BALANCE - June 30, 1994                                                     (3,032,261)              --            (248,654)

  Year ended June 30, 1995:
    Capital contributions by stockholders representing loans                      --                 --           2,706,341

    Issuance of common stock for cash                                             --                 --             431,900

    Issuance of common stock in accordance with
      bank note agreement                                                         --                 --              30,000

    Net loss for the year                                                     (512,757)              --            (512,757)

    Foreign currency translation                                                  --                5,372             5,372
                                                                           -----------        -----------       -----------


BALANCE - June 30, 1995                                                    $(3,545,018)       $     5,372       $ 2,412,202
                                                                           ===========        ===========       ===========


                   The accompanying notes are an integral part
                         of these financial statements.


                                      F(4)

                        ODESSA FOODS INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       YEARS ENDED JUNE 30, 1995 AND 1994

                                                       1995               1994
                                                     ----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                          $  (512,757)       $  (524,792)
  Adjustments to reconcile net loss to
    net cash from operating activities:
      Depreciation and amortization                     252,697             60,438
      Foreign currency translation                        5,372               --
      Operating expenses through
        issuance of common stock                         30,000             11,649
      Provision for doubtful accounts                       501              1,378
      Minority interest                                  (1,995)              (852)
      (Increase) decrease in operating
        assets:
          Accounts receivable                            (5,011)           (13,775)
          Inventory                                     (14,704)            (1,430)
          Prepaid expenses and sundry
            receivables                                 (63,224)            (1,086)
      Increase (decrease) in operating
        liabilities:
          Accounts payable                              212,378              1,885
          Accrued expenses                                1,500               --
                                                    -----------        -----------

  NET CASH USED BY OPERATING ACTIVITIES                 (95,243)          (466,585)
                                                    -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property and equipment                (438,082)          (721,388)
  Start-up costs                                           --             (360,000)
                                                    -----------        -----------

  NET CASH USED BY INVESTING ACTIVITIES                (438,082)        (1,081,388)
                                                    -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from short-term borrowings                    75,000               --
  Issuance of common stock for cash                     431,900               --
  Loans from stockholders                                48,702          1,517,620
  Loan from related party                                50,000               --
                                                    -----------        -----------

  NET CASH PROVIDED BY FINANCING ACTIVITIES             605,602          1,517,620
                                                    -----------        -----------

INCREASE (DECREASE) IN CASH                              72,277            (30,353)

CASH - beginning                                          9,064             39,417
                                                    -----------        -----------

CASH - ending                                       $    81,341        $     9,064
                                                    ===========        ===========

NON-CASH OPERATING ACTIVITIES:
  Common stock issued in accordance with bank
    note agreement                                  $    30,000        $      --
                                                    ===========        ===========

NON-CASH FINANCING ACTIVITIES:
  Stockholder loans transferred to
    additional paid-in capital                      $ 2,706,341        $      --
                                                    ===========        ===========


                     The accompanying notes are an integral
                       part of these financial statements.

                                      F(5)

                        ODESSA FOODS INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1995 AND 1994





NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

              Organization
              The Company was incorporated under the laws of the State of Delaware on June 28, 1972 under the name "Aurre Management Co., Inc." On January 11, 1982, the Company changed its name to "Fluid Lift International, Inc." The Company's business plans were unsuccessful and in 1988 it ceased operations. On January 23, 1995, the Company changed its name to Odessa Foods International, Inc. The Company presently manufactures sausages, pastas and related food products in Odessa, Ukraine.

              Principles of Consolidation
              The accompanying consolidated financial statements include the accounts of Odessa Foods International, Inc. (Parent), and its wholly owned subsidiary Odessa Foods, Inc. (incorporated in Delaware) and the latter's majority owned subsidiary Hilmac GmbH, Odessa (a Ukrainian corporation). All intercompany transactions and balances have been eliminated in consolidation.

              Business Combination and Restatement
              On November 26, 1994, Odessa Foods, Inc. exchanged 300 shares of common stock for all of the outstanding shares of F & L Food & Leasure Marketing Ltd. (an Irish corporation) who owned a majority interest in Hilmac GmbH, Odessa.

              On November 26, 1994, Odessa Foods International, Inc. exchanged 8,500,000 shares of common stock for all of the outstanding shares of Odessa Foods, Inc. subsequent to the above transaction.

              The transactions have been accounted for as a pooling of interest and accordingly, the consolidated financial statements for all periods presented have been restated to include the accounts of Odessa Foods International, Inc., Odessa Foods, Inc., F & L Food & Leasure Marketing Ltd. and Hilmac GmbH, Odessa.

              Basis of Accounting
              The Company maintains its records on the accrual basis of accounting. Revenues are recognized when the products are delivered and expenses are recorded when incurred.

              Inventory
              Inventory, consisting of perishable meat and related products, is stated at cost.

              Property and Equipment
              Property and equipment including significant betterments, are recorded at cost. Upon retirement or disposal of properties, the cost and accumulated depreciation are removed from the accounts, and any gain or loss is included in income. Maintenance and repair cost are charged to expense as incurred.



                                      F(6)

                        ODESSA FOODS INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1995 AND 1994



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

              Depreciation
              Depreciation of property and equipment is provided for over the estimated useful lives of the respective assets. Depreciation is recorded on the straight-line method. The estimated useful lives of each asset category are as follows:

                                                               Years

                   Production equipment                         10
                   Transportation equipment                      5
                   Office equipment                              5


              Start-Up Costs
              Start-up costs consist of expenses and fees incurred prior to the commencement of operations for incorporation fees, cost for obtaining production and sales rights, registration fees and governmental approvals and certificates. Amortization is provided for over the estimated economic life of the assets. Amortization is recorded based on the straight-line method over an estimated economic life of ten (10) years.

              Amortization expense for the years ended June 30, 1995 and 1994 were $36,000 and $9,000, respectively.

              Expenses Related to Sales and Issuance of Securities
              All costs incurred in connection with the sale of the Company's common stock have been capitalized and charged to additional paid-in capital.

              Net Loss Per Common Share
              Loss per common share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the periods.

              Foreign Currency Translation

              Assets and liabilities of subsidiaries operating in foreign countries are translated into U.S. dollars using the exchange rate in effect at the balance sheet date. Results of operations are translated using the average exchange rates prevailing throughout the year. The effects of exchange rate fluctuations on translating foreign currency assets and liabilities into U.S. dollars are included in stockholders' equity, while gains and losses resulting from foreign currency transactions are included in operations.


                                   F(7)

                        ODESSA FOODS INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1995 AND 1994





NOTE 2 - GOING CONCERN

              The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has sustained substantial operating losses for the years ended June 30, 1995 and 1994. In addition, at June 30, 1995 current liabilities exceed current assets by $216,539. These factors create an uncertainty about the Company's ability to continue as a going concern. Management believes that the Company will be able to raise additional capital through the issuance of common stock and its operations will improve through increased sales volume and productivity. The ability of the Company to continue as a going concern is dependent on obtaining capital from the issuance of common stock and increasing sales volume and productivity. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 - PROPERTY AND EQUIPMENT

              The components of property and equipment are as follows:

                                                                                1995                 1994
                                                                             ----------           -------


                   Production equipment                                      $2,444,113           $2,057,531
                   Transportation equipment                                      45,000                 -
                   Office equipment                                               6,500                 -
                                                                             ----------           ----------
                     Total                                                    2,495,613            2,057,531
                   Less:  Accumulated depreciation                              268,135               51,438
                                                                             ----------           ----------

                                                                             $2,227,478           $2,006,093
                                                                             ==========           ==========


              Depreciation expense for the years ended June 30, 1995 and 1994 were $216,697 and $51,438, respectively.

NOTE 4 - PREPAID LEASE COST

              In April 1995, the Company entered into an operating lease agreement for a term of twenty-five (25) years for the rental of an unfinished building. In accordance with the agreement, the Company will pay for the costs of alterations and improvements and upon completion the Company will deduct these costs from the monthly rent charge until all costs are recovered.Prepaid lease costs at June 30, 1995 were $86,263.


                                      F(8)

                        ODESSA FOODS INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1995 AND 1994




NOTE 5 - NOTE PAYABLE - BANK

              In May 1995, the Company entered into a ninety (90) day unsecured note agreement with the Bank In Liechtenstein in the amount of $100,000 at the interest rate of ten percent (10%) per annum. As additional consideration for the note, the Company issued 30,000 shares of restricted common stock. The balance of the note at June 30, 1995 was $75,000.

NOTE 6 - LOANS PAYABLE - RELATED PARTY

              In June 1995, a member of the Board of Directors advanced $50,000 to the Company. The loan is interest free for a term of sixty days.

NOTE 7 - DUE TO STOCKHOLDERS

              This balance represents non-interest bearings loans from stockholders which were transferred to additional paid-in capital on November 20, 1994.

NOTE 8 - MINORITY INTEREST

              Minority interest represents a five percent (5%) interest in Hilmac GmbH, Odessa, a subsidiary of Odessa Foods, Inc. At June 30, 1995 the minority interest in this subsidiary was reduced to zero due to accumulated losses exceeding the capital contributions of the minority shareholders.

NOTE 9 - INCOME TAXES

              The Company adopted Statement of Financial Accounting Standard 109 ("SFAS"). SFAS 109 provides for an asset and liability approach to accounting for income taxes that require the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns.

              In estimating future consequences, SFAS 109 generally considers all expected future events other than proposed changes in the tax law or rates prior to enactment.

              For the years ended June 30, 1995 and 1994, there was no provision for deferred federal, state or foreign income taxes because all net operating loss carryforwards are no longer available due to the change in ownership of the Company.




                                      F(9)

                        ODESSA FOODS INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1995 AND 1994



NOTE 9 - INCOME TAXES (Continued)

              A reconciliation between the statutory federal income tax rate (34%) and the effective income tax rates based on continuing operations is as follows:

                                                                                   1995               1994
                                                                                ---------          ---------
                   Statutory federal income tax
                     (benefit)                                                  $(174,337)         $(178,429)

                   State income tax                                                  -                  -

                   Foreign income tax                                                -                  -

                   Benefit not recognized on
                     operating loss                                               174,337            178,429
                                                                                ---------          ---------

                                                                                $    -             $    -
                                                                                =========          =========


NOTE 10 - COMMON STOCK

              On November 20, 1994, the Company effectuated a 1 for 68 reverse stock split to its then outstanding 69,000,000 shares of common stock so that immediately subsequent thereto, the number of common shares outstanding was 1,014,706 shares.

              The accompanying financial statements reflect the retroactive effect of the reverse stock split, where applicable.

              On October 1, 1993, the Board of Directors approved the issuance of 211,637 shares (14,391,300 pre split shares) to officers and directors of the Company as compensation for services rendered.

              On October 2, 1993, at a special meeting of the Company's stockholders, the stockholders approved an increase in the Company's authorized capital from 25,000,000 shares of $0.01 par value common stock to 75,000,000 shares of $0.00001 par value common stock. On May 23, 1994, the Company filed a Certificate of Amendment reflecting the increase with the Secretary of State of Delaware.

              On October 5, 1993, the Board of Directors approved the issuance of 735,294 shares (50,000,000 pre split shares) of common stock to Gregory Aurre, President (since resigned), for services rendered. The shares were later reduced to 647,059 shares (44,000,000 pre split shares) and as such were issued after the filing of the Certificate of Amendment.

              In February of 1995, the Company issued 215,000 shares of common stock for $405,000, net of $25,000 for commissions and fees.

              In April 1995, the Company issued 26,900 shares of common stock for $26,900.

                                     F(10)

                        ODESSA FOODS INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1995 AND 1994


NOTE 11 - DISCONTINUED OPERATIONS

                The Company discontinued its operations in the development and sale of flexible tubing for oil and gas drilling in 1994. Loss from discontinued operations for the year ended June 30, 1994 was $11,649, net of income taxes of $-0-.

NOTE 12 - GEOGRAPHIC AREAS

                The Company presently derives all of it's revenues from it's subsidiary located in the Ukraine. The Company is a manufacturer of sausages, pastas and related food products.

NOTE 13 - COMMITMENT

                The Company entered into a written employment agreement with the Chairman of the Board of Directors of Odessa Foods, Inc. and Chief Executive Officer of Hilmac, Odessa which agreements commenced on December 15, 1994 and expires two years thereafter. The agreement provides for a monthly salary of $7,500 ($90,000 annually) as well as an annual bonus of five percent (5%) of Company consolidated income after taxes.

                The Company entered into an operating lease agreement in April of 1995 for the rental of a manufacturing facility in the Ukraine for a term of twenty five (25) years. The lease agreement provides for a base monthly rent payment of $66 per month plus two percent (2%) of the gross sales. The Company is presently renovating the facility and all costs incurred will be used to offset monthly rent charges. Rent expense for the years ended June 30, 1995 and 1994 were $6,851 and $-0-, respectively.

                Minimum annual lease payments (excluding percentage of sales) are as follows:

                     Years Ended
                       June 30,
                     -----------

                        1996                               $   792
                        1997                                   792
                        1998                                   792
                        1999                                   792
                        2000                                   792
                        Thereafter                          15,642


NOTE 14 - RELATED PARTY TRANSACTIONS

                During 1994, a stockholder paid expenses of the Company from personal funds which totaled $11,065. This amount was recorded as additional paid-in capital.


                                     F(11)

 ITEM 8. CHANGES IN THE AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         No disagreements with accountants on accounting and financial disclosure matters existed during the Company's fiscal year ended June 30, 1996. Notwithstanding the above, the Registrant did change its auditing firm as indicated in a Form 8-K with date of report of February 1, 1996 (at Item 4 thereof and Exhibits A and B thereto) as filed with the Securities and Exchange Commission on March 8, 1996.

                                    PART III

 ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The Directors and Executive Officers of the Company, as of October 1, 1996, were as follows:

Name and Address                               Position(s) Held                                   Age
----------------                               ----------------                                   ---
Leon Golden                                 President and Director                                34
135 Irwin Street
Brooklyn, NY   11235

Werner Heim                                 Secretary-Treasurer and                               63
Witikonerstrasse 311B                       a Director
CH-8053 Zurich
Switzerland

Max Hilpert                                 Chairman of the Board                                 54
u1. Tschkalowa, 2-a                         of Directors
270012 Odessa
Ukraine

Alfons Anderhub                             Director                                              50
Luessirainstrasse 51
CH-6300 Zug
Switzerland

Urs Wettstein                               Director                                              41
Weinbergstrasse 43
CH-8802 Kilchberg
Switzerland

         Certain officers and/or directors of the Company resigned from the positions held by them during fiscal year 1996 as follows:

1.       Kathleen Histon - former President and Director resigned October 9,
                           1995 and

2.       Kathie Horne - former Secretary-Treasurer and Director resigned
                        October 9, 1995.

         None of the above resignations were as a result of any disagreements with the Company on any matter relating to its operations, policies or practices.

         Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and have qualified. Officers are appointed to serve until the meeting of the Board of Directors following the next annual meeting of stockholders and until their successors have been elected and have qualified.

LEON GOLDEN has been President and a Director of the Company since November 1995. Mr. Golden has over ten years of experience in public finance and is working for a public accounting firm in the United States. Mr. Golden for the past few years has been specializing his financial experience in the food industry. Additionally, Mr. Golden currently serves as Secretary-Treasurer and a Director of Moonlight International Corp. (see biographical information with respect to Werner Heim appearing directly below).

Securities owned of record and/or beneficially: -0- shares of Common Stock as of October 1, 1996. On September 11, 1996 Mr. Golden was granted options to purchase up to 30,000 shares of Company common stock exercisable at $.25 per share in accordance with the Company's 1996 Non-Statutory Stock Option Plan . Such options are non transferable, expire five years from date of issuance and remain unexercised as of October 1, 1996.

WERNER HEIM has been a Director of the Company since November, 1994 and Secretary-Treasurer since November 1995. Mr. Heim has approximately 30 years of experience in international business development in high technology industries with a background which includes participation within the following industries; computer systems, biotechnology, microfiltration and environmental waste processing. In addition to the positions that Mr. Heim currently holds with the Company he currently serves as (a) President and Chairman of the Board of Directors of Seiler Pollution Control Systems, Inc. ("SEPC"), an international environmental service and equipment company and (b) President and director of Moonlight International Corp. ("LYTE"), a firm engaged in the development and commercialization of a line of unique helium- filled lighting balloons providing shadow-free/non-dazzling luminosity with an extremely low energy consumption. SEPC is currently publicly traded in the NASDAQ SmallCap Market under the stock symbol SEPC while LYTE is currently trading on the Electronic Over-the-Counter Bulletin Board under the stock symbol LYTE.


Securities owned of record and/or beneficially: -0- shares of Common Stock as of October 1, 1996.

MAX HILPERT has been Chairman of the Board of Directors of the Company since November 1994. Mr. Hilpert had been President of the Company from October 1995 until his resignation from such position in November 1995. Mr. Hilpert served as credit and loan manager for a major portfolio management bank located in Zurich, Switzerland until 1978 at which time he left such firm in order to establish his own portfolio and finance consulting company. Thereafter and in 1992 Mr. Hilpert left Switzerland in order to establish and organize on behalf of the Company a meat and sausage production facility and business in Odessa, Ukraine. Mr. Hilpert is the co-founder of both Odessa Foods, Inc. (formerly F&L Food & Leisure Marketing Ltd.) and Hilmac GmbH Odessa, Company subsidiaries.

Securities owned of record and/or beneficially: beneficial owner of 450,000 shares of Common Stock as of October 1, 1996.

URS WETTSTEIN has been a Director of the Company since November 1994 and had been Secretary-Treasurer of the Company from November, 1994 until his resignation in November 1995. Mr. Wettstein was employed by Coopers & Lybrand until 1983 at which time he established his own consulting firm. Mr. Wettstein, in conjunction with Mr. Hilpert, co-founded both Odessa Foods, Inc. and Hilmac GmbH Odessa.

Securities owned of record and/or beneficially: -0- shares of Common Stock as of October 1, 1996.

ALFONS ANDERHUB has been a Director of the Company since November, 1994. Mr. Anderhub has approximately 25 years of experience in construction and consulting of private and industrial projects having developed various multi million dollar projects in Switzerland.

Securities owned of record and/or beneficially: record and beneficial owner of 300,000 shares of Common Stock as of October 1, 1996.

ITEM 10.          EXECUTIVE COMPENSATION

         Remuneration paid (and/or accrued, if applicable and so specifically indicated) to current officers and/or directors of the Company during fiscal year ended June 30, 1996 is indicated in the chart appearing directly hereinafter.




                                                                                Securities
                                                     Salaries, Fees,            or Property,           Aggregate of
                           Capacities                Directors' Fees,           Insurance Benefits     Contingent
Name of                    In Which                  Commissions                or Reimbursement,      Forms of
Individual                 Served                    and Bonuses                Personal Benefits      Remuneration
----------                 ------                    -----------                -----------------      ------------


Leon Golden                President and a             $ 17,500                         (2)                -0-
                           Director

Werner Heim                Secretary-Treasurer         $    -0-                      -0-                   -0-
                           and a Director

Max Hilpert (1)            Chairman of the             $117,000                  $23,000                   -0-
                           Board Directors

Urs Wettstein (1)          Director                    $ 26,000                      -0-                   -0-

Alfons Anderhub            Director                    $ 15,000                      -0-                   -0-


(1) Messrs. Hilpert (formerly Company President) and Wettstein (formerly Company Secretary-Treasurer) while remaining actively involved with the Company as directors, resigned from their respective positions as officers in the Company on or about November 19, 1995 as reported in a Form 8-K as filed with the Securities and Exchange Commission on November 29, 1995.

(2) In September 1996 Mr. Golden was granted options to purchase up to 30,000 shares of Company common stock exercisable at $.25 per share. See also Item 9 hereof.

         During fiscal year ended June 30, 1996 certain former officers and/or directors of the Company, since resigned from all positions held (see Part III, Item 9, footnotes 1 and 2 thereof) received compensation from the Company as follows:

                                                                                Securities
                           Capacities                Salaries, Fees,            or Property,                 Aggregate of
                           In Which                  Directors' Fees,           Insurance Benefits           Contingent
Name of                    Formerly                  Commissions                or Reimbursement,            Forms of
Individual                 Served                    and Bonuses                Personal Benefits            Remuneration
----------                 ------                    -----------                -----------------            ------------

Kathleen Histon *          President and Director       $   -0-                      -0-                          -0-

Kathie Horne *             Secretary-Treasurer and      $   -0-                      -0-                          -0-
                           a Director


 * Ms. Histon and Ms. Horne resigned from all positions held with the Company on October 9, 1995 as reported in a Form 8-K as filed with the Securities and Exchange Commission on November 29, 1995.

         There are no current written employment agreements between the Company and any of its officers and directors excepting as follows:

         The Company entered into a written employment agreement with Max Hilpert, its former President and currently Chairman of the Board of Directors, which Agreement commenced on December 15, 1994, expires December 15, 1997 and provides for an annual salary of $97,500 as well as a annual bonus of five percent (5%) of Company net consolidated profit after taxes. The Agreement further provides, as follows; (a) payment of an additional $1,500 per month in local Odessa currency, (b) free housing in Odessa, (c) contribution towards Swiss State pension plan of $5,000 per annum, (d) contribution to medical-health insurance in the sum of $8,000 per annum, (e) the annual sum of $10,000 for travel expenses and (f) the use of a Company automobile.

         No compensation of any nature was paid to any director for services rendered to the Company in such capacity excepting as indicated herein or for repayment made, if any, for accountable expenses incurred on the Company's behalf.

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         (a) Security Ownership of Certain Beneficial Owners - The following persons and/or firms are known to the Company to be the beneficial owners of more than 5% of the 11,471,077 shares of the Company's outstanding $.00001 par value Common Stock as of October 1, 1996. To the best of the Company's knowledge each individual and/or firm has beneficial ownership of the shares and each individual and/or firm has sole voting power and sole investment power with respect to the number of shares beneficially owned.

Name and Address of                      Amount and Nature of                        Percent
  Beneficial Owner                       Beneficial Ownership                        of Class
---------------------                    ----------------------                      --------
Berkshire International                           950,000                             8.28%
 Finance, Inc.
551 Fifth Avenue- Suite 605
New York, New York  10017

Rolcan Finance Ltd.                               588,800                             5.13%
c/o Akar Verwaltungs AG
Seestrasse 17, P.O. Box 53
Zollikon 2, Switzerland

Histon Financial                                  846,887                             7.38%
 Services Ltd. (1)
One Evertrust Plaza
Jersey City, NJ   07302


 (1) Includes 10,000 shares owned of record and beneficially by Ms. Histon in her own name.

Name and Address of         Amount and Nature of          Percent
  Beneficial Owner          Beneficial Ownership          of Class
-------------------         --------------------          --------
Swiss Volksbank                1,200,000 (2)              10.46%

(2) Upon information and belief the number of shares indicated as being owned of record and beneficially by Swiss Volksbank includes an indeterminate number of shares owned in its trading account (record and beneficial) as well as Company shares held by it as record holder for beneficial interest of certain of its clientele.

         (b) Security Ownership of Management - The number and percentage of shares of $.00001 par value Common Stock of the Company owned of record and beneficially, by each current officer and director of the Company and by all current officers and directors of the Company as a group, is as follows - as of October 1, 1996. To the best of the Company's knowledge each individual has beneficial ownership of the shares and each individual has sole voting power and sole investment power with respect to the number of shares beneficially owned.

Name and Address of                         Amount and Nature of                              Percent
 Beneficial Owner                           Beneficial Ownership                              of Class
-------------------                         ------------------------                          --------

Leon Golden                                             -0- (1)                                    -0-%
135 Irwin Street
Brooklyn, New York  11235

Werner Heim                                             -0-                                        -0-%
Witikonerstrasse 311B
CH-8053 Zurich
Switzerland

Max Hilpert                                        450,000 (2)                                  3.92%
u1. Tschkalowa, 2-a
270012 Odessa
Ukraine

Urs Wettstein                                           -0-                                       -0-%
Weinbergstrasse 43
CH-8802 Kilchberg
Switzerland

Alphons Anderhub                                   300,000 (3)                                  2.62%
Luessirainstrasse 51
CH-6300 Zug
Switzerland


(1) Does not include 30,000 options issued on September 11, 1996 pursuant to 1996 Non-Statutory Stock Option Plan whereby Mr. Golden has the right to purchase (for a period of 5 years from the date of grant) up to 30,000 shares of Company common stock at $.25 per share.
(2)      Owned beneficially only.
(3)      Owned of record and beneficially.

         (c) Security Ownership of Former Management - The number and percentage of shares of $.00001 par value Common Stock of the Company owned of record and beneficially, by each former officer and director of the Company (who served as an officer and/or director during fiscal year ended June 30, 1996 but no longer serves as an officer and/or director of the Company as heretofore indicated in
Part III, Item 9) is as follows as of October 1, 1996. To the best of the Company's knowledge each individual has beneficial ownership of the shares and each individual has sole voting power and sole investment power with respect to the number of shares beneficially owned.

Name and Address of                                  Amount and Nature of                          Percent
 Beneficial Owner                                    Beneficial Ownership                          of Class
-------------------                                  --------------------                          --------

Kathleen Histon                                           846,887 (1)                                7.38%
30 Beech Hill Road
Scarsdale, NY   10883

Kathie Horne                                               10,000                                   .0008%
c/o Berkshire International
 Finance, Inc.
551 Fifth Avenue - Suite 605
New York, NY   10017


(1) Includes 836,887 shares owned by a corporation over which Ms. Histon has control.

         The Company does not know of any arrangement or pledge of its securities by persons now considered in control of the Company that might result in a change of control.

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         For the fiscal year ended June 30, 1996 there have not been any material transactions between the Company and any director, executive officer, security holder or any member of the immediate family of any of the aforementioned which exceeded $60,000 other than as may be indicated in this Form 10-KSB.

ITEM 13.          EXHIBITS, LIST AND REPORTS ON FORM 8-K

         Reference is herewith made to page FF-1 through FF-11 and pages F-1 through F-11 inclusive of this 10-KSB with respect to the financial statements and notes thereto included therein.

         No exhibits are being filed with this Form 10-KSB.

         During the last quarter of the Company's fiscal year ended June 30, 1996 no Form 8-K was filed. However, during the following quarter the Company filed a Form 8-K with the Securities and Exchange Commission on July 29, 1996 with date of report of June 18, 1996, which Form 8-K indicated (at Item 5 - Other Events thereto) that the Board of Directors of the Company at a meeting held June 18, 1996 resolved that immediately subsequent to the close of the Company's fiscal year ended June 30, 1996 that its year end be changed to December 31, 1996 (thereby giving the Company a "short" six month year).

                                   SIGNATURES




         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                Odessa Foods International, Inc.



                                                 By   /Leon Golden/
                                                      --------------------------
                                                       Leon Golden, President
Date:  October 11, 1996



         In accordance with the Exchange act, This report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


   /Leon Golden/                                              President and                               Dated: Oct. 11, 1996
---------------------------                                   a Director
Leon Golden



  /Werner Heim/                                               Secretary-Treasurer                         Dated: Oct.  4, 1996
---------------------------                                   and a Director
Werner Heim



 /Max Hilpert/                                                Chairman of the                             Dated: Oct.  8, 1996
----------------------------                                  Board of Directors
Max Hilpert



  /Alfons Anderhub/                                           Director                                    Dated: Oct.  3, 1996
----------------------------
Alfons Anderhub



  /Urs Wettstein/                                             Director                                    Dated: Oct.  7, 1996
----------------------------
Urs Wettstein

SUPPLEMENTAL INFORMATION

         Supplemental Information to be Furnished With Reports Filed Pursuant to
Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

         The Company's fiscal year ended June 30, 1996. While the Company does currently intend to hold an annual meeting of stockholders for its fiscal year ended June 30, 1996 it has not, as yet, formalized any specific plans as to any proposed date for such meeting.

         Four copies of all material to be mailed to stockholders with respect to such Annual Meeting of Stockholders (when scheduled to be held) will be furnished to the Securities and Exchange Commission but such documents, when furnished, will not be deemed to be "filed" with the Securities and Exchange Commission or otherwise subject to liabilities of Section 18 of the Act (except to the extent that the Registrant specifically incorporates such material by reference in any subsequent Form 10-KSB); it is expected that such documents will consist of a Form of Proxy, Notice of Annual Meeting with Information Statement as well as such schedules and/or exhibits as may be annexed thereto.