Form 10QSB
period 1996-09-30
ODESSA FOODS INTERNATIONAL INC
filed 1996-11-25
CIK 751412

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

[xx]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     September 30, 1996
                                       or
[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from___________________to_____________________

Commission File Number:                           0-12775

                        Odessa Foods International, Inc.
             (Exact name of registrant as specified in its charter)

           Delaware                                              75-1613360
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

Mailing Address;  135 Irwin Street, Brooklyn, New York   11235
One Evertrust Plaza, Jersey City, New Jersey                        07302
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

The number of shares outstanding of each of the registrant's classes of common stock, as of November 20, 1996 is 11,471,077 shares, all of one class of $.00001 par value common stock.

                                TABLE OF CONTENTS




                                                                        Page No.
                                                                        --------
                                     PART I

Item 1.     Financial Statements                                         F1-F4

Item 2.     Management's Discussion and Analysis                          3-4


                                     PART II

Item 1.     Legal Proceedings                                              5

Item 2.     Changes in Securities                                          5

Item 3.     Defaults Upon Senior Securities                                5

Item 4.     Submission of Matters to a
             Vote of Security Holders                                      5

Item 5.     Other Information                                              5

Item 6.     Exhibits and Reports on Form 8-K                               5

Signatures                                                                 6

                        ODESSA FOODS INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 1996
                                   (UNAUDITED)

                                     ASSETS

CURRENT ASSETS:
 Cash                                                        $   172,803
 Accounts receivable, less allowance for doubtful
  accounts of $3,400                                              20,742
 Inventory                                                        15,643
 Prepaid expenses and sundry receivables                           1,445
                                                             -----------
      TOTAL CURRENT ASSETS                                       210,633
                                                             -----------

PROPERTY AND EQUIPMENT, less accumulated
  depreciation of $593,238                                     3,030,989
                                                             -----------
OTHER ASSETS:
 Start-up costs, less amortization of $90,000                    270,000
 Prepaid lease costs                                             588,412
                                                             -----------
      TOTAL OTHER ASSETS                                         858,412
                                                             -----------
                                                             $ 4,100,034
                                                             ===========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable and accrued expenses                       $   538,372
 Note payable - bank                                              75,000
 Loans payable - officers                                        223,705
                                                             -----------
      TOTAL CURRENT LIABILITIES                              $   837,077
                                                             -----------
STOCKHOLDERS' EQUITY:
 Common stock, $.00001 par value; authorized
   25,000,000 shares; issued and outstanding
   11,542,277 shares                                                 115
 Additional paid-in capital                                    7,890,743
 Accumulated deficit                                          (4,633,273)
 Foreign currency translation adjustment                           5,372
                                                             -----------
      TOTAL STOCKHOLDERS' EQUITY                               3,262,957
                                                             -----------
                                                             $ 4,100,034
                                                             ===========

                       See notes to financial statements.

                        ODESSA FOODS INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)


                                                      Three Months Ended
                                                         September 30,
                                                     1996             1995
                                                 ------------     ------------
SALES                                            $    162,802     $    138,446

COST OF SALES                                         124,475          116,911
                                                 ------------     ------------
GROSS PROFIT                                           38,327           21,535
                                                 ------------     ------------
OPERATING EXPENSES:
 Selling, general and administrative expenses         158,940          140,575
 Depreciation and amortization                         74,021           66,539
                                                 ------------     ------------
                                                      232,961          207,114
                                                 ------------     ------------

NET LOSS                                         $   (194,634)    $   (185,579)
                                                 ============     ============
NET LOSS PER SHARE                               $       (.02)    $       (.02)
                                                 ============     ============
WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                                11,398,799       10,287,377
                                                 ============     ============

                       See notes to financial statements.

                        ODESSA FOODS INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                     Three Months Ended
                                                        September 30,
                                                     1996          1995
                                                  ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                         $(194,634)    $(185,579)
 Adjustments to reconcile net loss to net cash
   provided by operating activities:
   Depreciation and amortization                     74,021        66,539

 Changes in assets and liabilities:
   Accounts receivable                                2,989        (1,854)
   Inventory                                            778         9,899
   Prepaid expenses and sundry receivables          (85,982)     (128,701)
   Accounts payable                                 230,435       (52,384)
                                                  ---------     ---------

NET CASH PROVIDED BY (USED IN)
 OPERATING ACTIVITIES                                27,607      (292,080)
                                                  ---------     ---------
CASH FLOWS USED IN INVESTING ACTIVITIES:
  Purchases of property and equipment              (343,305)     (531,492)
                                                  ---------     ---------
CASH FLOWS PROVIDED BY FINANCING
 ACTIVITIES:
  Proceeds from sale of common stock                250,000       750,000
  Loans from officers                                53,402        42,171
                                                  ---------     ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES           303,402       792,171
                                                  ---------     ---------
DECREASE IN CASH                                    (12,296)      (31,401)

CASH - BEGINNING OF PERIOD                          185,099        81,341
                                                  ---------     ---------
CASH - END OF PERIOD                              $ 172,803     $  49,940
                                                  =========     =========

                       See notes to financial statements.


                                       F3

                        ODESSA FOODS INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                   (UNAUDITED)



1.    BASIS OF PRESENTATION

            The accompanying financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. All such adjustments are of a normal and recurring nature. The results of operations for any interim period are not necessarily indicative of a full year.

            Certain financial information which is normally included in the financial statements prepared in accordance with generally accepted accounting principles, which is not required for interim reporting purposes, has been condensed or omitted. The accompanying financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended June 30, 1996.

2.    LITIGATION

            The Company is a party/defendant to an action in which its transfer agent seeks indemnification for any sums which may be awarded against such transfer agent by reason of its compliance with the Company's instructions not to remove restrictive legends from certain stock certificates. The Company is of the opinion that the final outcome of such litigation will not have a material adverse effect on its financial position or the results of its operations.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS


      Odessa Foods International, Inc. (the "Registrant") is engaged, through its subsidiaries (Odessa Foods Inc. and Hilmac GmbH) in the manufacture of sausages and related food products in Odessa, Ukraine.

      This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and/or liquidity/cash flows of Registrant for the three month period ended September 30, 1996 and should be read in conjunction with the unaudited consolidated financial statements and notes thereto included herein.

      As heretofore indicated in the Registrant's Form 10-KSB for fiscal year ended June 30, 1996, the Company acquired its wholly owned subsidiary, Odessa Foods, Inc., in November of 1994. The acquisition has been reflected in the financial statements using the pooling of interest method of accounting. Accordingly, the financial statements for all periods presented have been restated to include the accounts of Odessa Foods International, Inc. (parent), its wholly owned subsidiary, Odessa Foods, Inc. (a Delaware corporation) and the latter's majority owned subsidiary, Hilmac GmbH, Odessa (a Ukrainian corporation).

Consolidated Statement of Operations:

      Comparative three month periods ended September 30, 1996 and September 30, 1995.

      Sales for the three month period ended September 30, 1996 were $162,802 as compared to sales of $138,446 for three month period ended September 30, 1995, while cost of sales increased from the comparative three month period ended September 30, 1995 from $116,911 to $124,475 resulting in a gross profit for three month period ended September 30, 1996 of $38,327 as compared to $21,535 for the three month period ended September 30, 1995. Operating expenses increased by $25,847 (from $207,114 to $232,961 during the comparative periods). As a result of the above, the net loss for three month period ended September 30, 1996, i.e. $(194,634) was $9,055 greater than the $(185,579) net loss of the comparative quarter.

Consolidated Balance Sheets:

      Total assets of the Company at quarter ended September 30, 1996 were $4,100,034. Total current assets (primarily cash) amounted to $210,633 while total current liabilities amounted to $837,077 thereby creating a working capital deficiency of $626,444. Approximately 27% of such current liabilities is directly attributable to loans payable - officers of $223,705. The loans payable referred to herein relate to advances received from two members of the Company's Board of Directors.

      At September 30, 1996 there were no long term liabilities.

      As at September 30, 1996 the Company's accumulated deficit amounted to $(4,633,273) while total stockholders' equity amounted to $3,262,957.

Cash Requirements and Liquidity

      The Company has been able to satisfy its cash requirements and raise the necessary capital in order to finance its proposed growth through the sale and issuance of 1,454,970 shares of its common stock during fiscal year ended June 30, 1996 for a cash consideration of $1,679,010 and has most recently (during quarter ended September 30, 1996) sold an additional 200,000 shares for a cash consideration of $250,000. The shares of Company common stock referred to herein were sold in accordance with certain terms and conditions contained in Off-Shores Securities Subscription Agreements and, accordingly, were sold outside the U.S., not as a registered public offering but rather in reliance upon Regulation S of the General Rules and Regulations under the Securities Act of 1933. A significant portion of the funds raised through sale of such common shares have been utilized for the purchase of property and equipment and for prepaid lease costs.

      The consolidated financial statements to the Company's Form 10-KSB for fiscal year ended June 30, 1996 indicated (in Note 1 thereto) certain factors which created an uncertainty about the Company's ability to continue as a going concern; such factors primarily relating to the Company having sustained substantial operating losses in each of its two most recent fiscal years and the fact that its current liabilities exceed its current assets. Such operating losses have continued during quarter ended September 30, 1996. Notwithstanding the concerns expressed and the loss most recently incurred for quarter ended September 30, 1996, Company management nevertheless continues to believe that the Company will be able to continue its operations through (a) the raising of additional capital through either debt or equity financing if necessary and/or
(b) the belief that its operations (through utilization of equipment recently purchased and establishment of new and larger facilities) will improve sufficiently through increased sales volume and productivity. As aforesaid, working capital has been augmented by the infusion to date of $223,705 in loans as advances made to the Company by two of its Board members in order to enable the Company to actively pursue its business purposes.

      The Company does not anticipate any significant changes in the number of its employees and there are no current formal plans with regard to hiring of any significant number of additional employees.

                                     PART II




Item 1.     Legal Proceedings -                             (1)

Item 2.     Changes in Securities -                         None

Item 3.     Defaults Upon Senior Securities -               None

Item 4.     Submission of Matters to a
             Vote of Security Holders -                     None

Item 5.     Other Information -                             None

Item 6.     (a) Exhibits -                                  None

            (b) Reports on Form 8-K -                       (2)


(1) None except as reported in Note 2 to the consolidated financial statements of this Form 10-QSB and as previously reported in more expanded fashion, in Item 3 to the Company's Form 10-KSB for fiscal year ended June 30, 1996 as well as in Note 12 to the notes to consolidated financial statements of such Form 10-KSB.

(2) During the quarter ended September 30, 1996 the Company filed a Form 8-K with the Securities and Exchange Commission on July 29, 1996 with date of report of June 18, 1996, which Form 8-K indicated (at Item 5 - Other Events thereto) that the Board of Directors of the Company at a meeting held June 18, 1996 resolved that immediately subsequent to the close of the Company's fiscal year ended June 30, 1996 that its year end be changed to December 31, 1996 (thereby giving the Company a "short" six month year).

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    ODESSA FOODS INTERNATIONAL, INC.



                                    By /s/ Leon Golden
                                      --------------------------------
                                       Leon Golden, President

Dated:  November 22, 1996