Form 10KSB
period 1996-12-31
ODESSA FOODS INTERNATIONAL INC
filed 1997-04-15
CIK 751412

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

[ ] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the fiscal year ended December 31, 1996

[ ] Transition report under Section 13 or 15(d)of the Securities Exchange Act of 1934

         For the transition period from _____ to _____

                         Commission file number 0-12775

                        Odessa Foods International, Inc.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

           Delaware                                             75-1613360
-------------------------------                             ------------------
(State or Other Jurisdiction of                             (I.R.S. Employer
Incorporation or Organization)                              Identification No.)


One Evertrust Plaza, Jersey City, New Jersey                       07302
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

         Check whether the issuer; (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.
                                 Yes [X] No [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         State issuer's revenues for its most recent fiscal year - $306,678 represents revenues for six month period ended December 31, 1996 *.

         The aggregate market value for the 9,450,724 shares of voting stock (all of one class of $.00001 par value Common Stock) held by non-affiliates * of Registrant as of March 31, 1996 is $7,088,043 based upon an average of the bid ($.625) and asked ($.875) prices for such stock on the date heretofore indicated. See Item 5 (a) which indicates the limited, if any, trading activity in the Registrant's securities for the periods indicated. By virtue hereof, it is difficult if not impossible to accurately arrive at a completely realistic "aggregate market value" of Registrant shares held by non-affiliates as called for herein especially in view of the fact that the existence of limited or sporadic quotations should not of itself be deemed to constitute an "established public trading market". The above statements regarding "aggregate market value" and "established public trading market" should be taken into careful consideration when considering the information contained herein regarding the indicated "aggregate market value" of shares of voting stock held by non-affiliates.

* Affiliates for the purpose of this item refers to the Registrant's officers and directors and/or any persons or firms (excluding those brokerage firms and/or clearing houses and/or depository companies holding Registrant's securities as record holders only for their respective clienteles' beneficial interest) owning 5% or more of the Registrant's Common Stock, both of record and beneficially - all as of March 31, 1997.

                   ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                           DURING THE PAST FIVE YEARS

        Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
                                 Yes [ ] No [ ]

                                 Not Applicable

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

        State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 13,713,887 shares as of March 31, 1997. (1)

         Transitional Small Business Disclosure Format:      Yes [ ]  No  [ ]

(1) Included in the issued and outstanding shares throughout this Form 10-KSB are an aggregate of 341,050 shares of common stock (i.e. approximately 2.5% of all issued and outstanding shares) currently owned of record and beneficially by certain former directors of the Company's predecessor (at a time when it was known as Fluid Lift International, Inc.), which shares are currently the subject of litigation wherein the Company has alleged that there was never any valid consideration given for the issuance of such shares. See "Litigation".

o The Registrant filed a Form 8-K with the SEC on July 29, 1996 with date of report of June 18, 1996, which Form 8-K indicated (at Item 5 - Other Events) that the Board of Directors of the Registrant at a meeting held June 18, 1996 resolved that immediately subsequent to the close of the Registrant's fiscal year ended June 30, 1996 that its year end be changed to December 31, 1996 (thereby giving the Registrant a "short" six month year). Revenues referred to are accordingly for the "short" six month year ended December 31, 1996. Additionally, all references throughout this Form 10-KSB to the year ended December 31, 1996 refer to the time period of July 1, 1996 through December 31, 1996 unless otherwise indicated.

                       DOCUMENTS INCORPORATED BY REFERENCE

         If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.)into which the document is incorporated: (1) any annual report to security-holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act").
                                      None

                                TABLE OF CONTENTS

                                                                         Page
                                                                        Number
                                                                        ------
PART I
Item 1.           Description of Business                                   5

Item 2.           Description of Property                                  10

Item 3.           Legal Proceedings                                        11

Item 4.           Submission of Matters to a Vote of
                   Security Holders                                        12

PART II

Item 5.           Market For Common Equity and Related
                   Stockholder Matters                                     12

Item 6.           Management's Discussion and Analysis
                   or Plan of Operation                                    13

Item 7.           Financial Statements                                     16
                                                                       F1 - F10

Item 8.           Changes in and Disagreements With
                   Accountants on Accounting and
                   Financial Disclosure                                  17

PART III

Item 9.           Directors, Executive Officers, Promoters
                   and Control Persons; Compliance With
                   Section 16(a) of the Exchange Act                      17

Item 10.          Executive Compensation                                  20

Item 11.          Security Ownership of Certain Beneficial
                   Owners and Management                                  21

Item 12.          Certain Relationships and Related
                   Transactions                                           23

Item 13.          Exhibits, List and Reports on Form 8-K                  23

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

         Further, and as a direct result of the above referenced transactions, the Company, through its aforesaid subsidiaries, presently engages in the manufacture of sausages and related food products in Odessa, Ukraine. Hilmac, founded in September 1992, installed, in 1993, the first western equipped meat factory in Odessa, Ukraine, thereafter commenced production in May 1993 and is in the process of the completion of its building (as hereinafter indicated) the first fully integrated food production facility in the Ukraine.

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

                        ODESSA FOODS INTERNATIONAL, INC.
                              Organizational Chart



        Odessa Foods International, Inc.
                   formerly                          Public Company
             Fluid Lift International, Inc.




                 Odessa Foods Inc.
             (a Delaware corporation)
                    formerly                          Wholly owned
      F&L Food & Leisure Marketing LTD.                Subsidiary
               (an Irish corporation)




              Hilmac GmbH, Odessa                     a 95% owned
                                                      Subsidiary of
           (an Ukrainian corporation)                Odessa Foods Inc.



CURRENT POSITION AND RECENT ACTIVITIES

         The Company continues to operate its own sausage manufacturing and meat production facility in order to produce, fresh and on a daily basis, a wide range of sausages utilizing what it considers to be a technologically advanced installation in Odessa, Ukraine and most recently (as hereinafter indicated) in Teplodar, near Odessa. Its present facilities have been and remain in the process of being expanded into a fully integrated food production plant. Most recently, in March 1997, a new facility became operational with meat and sausage production supplemented by modern slaughter houses (new plant and machinery having recently been purchased in Switzerland so as to encompass two operations). The smaller of such facilities is expected to be operational as of May 1, 1997 with a slaughter house capacity of 200 head per day. The larger facility has been fully disassembled for shipment and has arrived in Teplodar, near Odessa, for reassembly and is expected to be operational in early 1998 after the building for production has been erected. The land for such new building has been provided to the Company by Odessa governmental authorities without charge or cost. Once operational (and operating in accordance with European Union standards and supplied from piggeries functioning in accordance with Western standards) the Company expects to employ approximately 300 to 350 persons thereby creating a capacity for slaughtering and processing of approximately 1,000 - 2,000 pigs and 400 - 500 cattle per day with approximately half of the meat processed into sausage production and the balance to be sold on the market in the form of raw meat.

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

         Management has taken the above circumstances into account in its expansion plans and intends to complete the expansion of its plant facilities in the manner heretofore indicated so that the Company is in a position to manufacture products with a longer shelf life at a high level with the end price (retail) for its goods not being substantially higher than local competitors.

         Production has been relocated to the new premises in Teplodar in 1997 with daily meat output capacity currently at 5 tons per day and with the expectation that same will be increased to approximately 20 tons per day once the building is completed by the end of 1997. Once fully operational (and operating at capacity) it is expected that pasta production which commenced in April 1997, and currently has a daily production rate of 5 tons per day will be expanded to approximately 30 tons per day over approximately the next four months..

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

      Costs of goods sold by the Company contain direct and indirect production costs as well as packaging costs while sales agents are engaged primarily on a commission basis.

      The Company currently employs approximately 65 persons, 21 of whom are engaged in meat production and related activities, 20 of whom are engaged in engineering and building activities, 6 of whom are engaged in administration (accounting, administrative and translation activities) with the balance of approximately 18 being engaged in sales (3), drivers and deliveries (5), cleaning and storage (2) and security-24 hours a day, 7 days a week (8). It is anticipated (although no assurance can be given) that the number of employees will grow to approximately 180 once pasta and meat production lines in the newly established Teplodar premises are in full production. Additionally, the slaughter house is expected to provide employment for an approximate 300 local people.

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

FUTURE CORPORATE STRATEGY AND PROJECTIONS

         Current Company corporate strategy is to create a fully vertically integrated production chain for meat and sausage production. As heretofore indicated the smaller of two slaughter houses has been erected and is expected to be operational in May 1997 while the second and larger slaughter house (upon land to be provided by Odessa governmental authorities) is expected to be erected in 1998. Such slaughter houses once fully erected are intended to be upstream from operating meat and sausage factory so as to enable a supply of high-quality raw materials processed by up-to-date methods with the animals for slaughter being supplied from fattening units with whom firm purchasing and delivery contracts exist and/or are being negotiated. The products of the meats and sausage factory will then be put on the market.

         At a future date the sausage and pasta factory in Teplodar is anticipated to be expanded into a four-section production unit so as to include pasta, canned products as well as sweets, pastries and bread in order to produce a broad range of food for daily consumption. The chart appearing directly below summarizes current and proposed activities including projected activities as heretofore indicated in narrative fashion.

  Suppliers                           Production              Distribution


  Piggery sales      Slaughter        Sausage &               Factory sales
                       House             Meat

                                                                Mobile
                                      Pasta Line               sales van


  Cattle farming                     Canned food

                                                                Retail
                                       Sweets



RECENT DEVELOPMENTS

        Subsequent to the close of the Company's fiscal year ended June 30, 1996 and most recently during the first week of October 1996 it reported that three pasta lines were fully installed and ready for production at its new premises in Teplodar near Odessa. These three pasta production lines, including six silos for 20 tons of flour each, have a production capacity of 30 tons of pasta per day and are part of the Company's project wherein an 80,000 square foot food processing facility, pasta, sausage and other meat products, canned meat and sweets intend to be produced. Further, the Company will be producing approximately one ton per day in order to make eventual quality adjustments required by its clientele with the expectation that production will be raised to 10 tons per day thereafter with full production of 30 tons per day planned and projected for late 1997/early 1998.

         The larger of the two slaughter houses heretofore referred to as having been recently acquired has been fully disassembled and has been shipped to Teplodar for reassembly upon land to be provided to the Company by Odessa governmental authorities. This process is currently expected to be completed in 1998. The sausage and meat production facility which had been producing 1.5 tons per day in Odessa has been moved into new facilities thereby increasing production capacity to 30 tons per day in the manner indicated directly above with current production at 5 tons per day..

         There can be no assurance that the aims and goals indicated directly above can be achieved within the foreseeable future, if ever, or that the necessary expenditures inherent in attempting to achieve such goals will result in sufficient revenues so as to justify the time and effort involved as well as the expenditure incurred.

ITEM 2.           DESCRIPTION OF PROPERTY

         In addition to the Company's U.S. offices located in Jersey City, New Jersey, the Company maintains principal offices in the Ukraine. With respect to the latter offices, the Company entered into an operating lease agreement with an unaffiliated landlord (in April 1995) for a term of 25 years for the rental of an unfinished building (approximately 8,000 square meters) in the Ukraine intended to be utilized as its manufacturing facility. In accordance with the terms of the Agreement, the Company is required to pay all alteration and improvement charges which, upon completion, will be deducted from monthly rental charges until all costs are recovered. Prepaid lease costs at December 31, 1996 amounted to approximately $646,579. For further information with respect to the aforesaid lease agreement as well as minimum annual lease payments (excluding percentage of sales) reference is herewith made to note 5 to the Company's consolidated financial statements. The facility has been renovated, fitted with offices and with production lines established.

         Located at the Company's aforesaid Ukraine facility is various property and equipment consisting primarily of production equipment, transportation equipment and vehicles and office equipment. Such property and equipment is valued (after deduction for accumulated depreciation of $781,243) at $3,219,247.

         Production equipment - meat plant ($2,250,785) and construction in-progress ($1,509,767) collectively accounted for 94% of the $4,000,490 valuation assigned to Property and Equipment before deduction for accumulated depreciation.

         For specific information as to dollar amount assigned to each item of Property and Equipment as broken down into specific categories, see note 3 to consolidated financial statements.

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

         Thereafter, on October 5, 1993, the same Board of Directors purported to authorize issuance to such former President of an additional 50,000,000 shares - later adjusted to 44,000,000 shares for "services rendered". These shares were not, however, issued until May of 1994 and represent the equivalent of 647,059 post 1 for 68 reverse split shares. A balance of 129,412 of such 647,059 post split shares are indicated - on the Company's transfer records - as being "owned" of record and beneficially by such former President.

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

         The Company's transfer agent, in a Complaint for Interpleader, Declaratory Judgment and related relief commenced an action in the United States District Court for the District of Utah, Central Division under Index No. 96CV0194B, has tendered to the Court Company stock certificates representing 133,824 of the aforesaid 341,050 shares in dispute (and upon information and belief intends to tender any further portion of such 341,050 shares as may come into its possession) in an effort to seek Court determination as to true ownership and a Court Order regarding issuance or cancellation of such certificates. The Company is a party defendant to this action, in which its transfer agent seeks indemnification from the Company for any sums which may be awarded against such transfer agent by reason of its compliance with the Company's instructions to not remove restrictive legend(s) from the certificates in question. The Company's aforesaid former President (since resigned - see paragraph 2 hereof) and his son have submitted a motion for Summary Judgment

(in late March 1997) alleging (amongst other matters) that no issue of fact exists so as to bar a judgment in their favor. Both the Company and its transfer agent are contesting this motion and have submitted argument and memorandum in opposition thereto. The Company awaits the courts determination on this motion. It remains impossible at this time to determine with any degree of certainty the final outcome of this litigation although the Company fully expects to eventually prevail in all material aspects of this lawsuit.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         As reported in the Company's Form 10-KSB for its fiscal year ended June 30, 1996, its last annual meeting was held in September 1993. While the Company does currently intend to hold an annual meeting of stockholders for its calendar year ended December 31, 1996 it has not, as yet,

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         (a) Marketing Information. The following table sets forth, for the periods indicated, the range of high and low bid prices on the dates indicated for the Company's securities indicated below for each full quarterly period within the two most recent fiscal (or calendar) years (as and if applicable) and any subsequent interim period for which financial statements are included and/or required to be included.

Fiscal Year Ended June 30, 1995         Quarterly Common Stock Price
            By Quarter                             Ranges (1)
-------------------------------------   -------------------------------
Quarter              Date                 High                      Low
-------              ----                 ----                      ---
 1st          September 30, 1994           (2)                      (2)
 2nd          December 31, 1994            (2)                      (2)
 3rd          March 31, 1995               (2)                      (2)
 4th          June 30, 1995              $2.25                    $1.75

Fiscal Year Ended June 30, 1996         Quarterly Common Stock Price
            By Quarter                             Ranges (1)
-------------------------------------   -------------------------------
Quarter              Date                 High                      Low
-------              ----                 ----                      ---
 1st          September 30, 1995         $2.50                    $1.00
 2nd          December 31, 1995          $2.50                    $1.25
 3rd          March 31, 1996             $3.00                    $1.75
 4th          June 30, 1996              $2.40            $1.50

Calendar Year Ended December 31, 1996   Quarterly Common Stock Price
            By Quarter (3)                          Ranges (1)
-------------------------------------    -----------------------------
Quarter              Date                  High                    Low
-------              ----                  ----                   ---
 1st          September 30, 1996          $1.875                 $ .97
 2nd          December 31, 1996           $1.4375               $ .875

Calendar Year Ended December 31, 1997         Quarterly Common Stock Price
            By Quarter (2)(3)                            Ranges (1)
-------------------------------------         --------------------------------
Quarter              Date                       High                      Low
-------              ----                       ----                      ---
 1st          March 31, 1997                   $1.125                   $ .625

(1) The existence of limited or sporadic quotations should not of itself be deemed to constitute an "established public trading market". To the extent that limited trading in the Company's Common Stock has taken place, such transactions have been limited to the over-the-counter market (except as otherwise may be indicated hereinafter). All prices indicated herein are as reported to the Company by broker-dealer(s) making a market in its securities in the National Quotation Data Service ("pink sheets") and/or in the Electronic Over-the-Counter Bulletin Board (the latter under the symbol ODSA). The aforesaid securities were not traded or quoted on any automated quotation system (other than as may be indicated herein). The over-the-counter market quotes indicated above reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.
(2) The Company has been unable to obtain any reliable stock price quotes for the periods indicated. The first printed quotation it has been able to receive has been as of April 26, 1995, at which time the bid price of $2.25 was indicated for a relatively low volume of trades. Since such date trading has continued on a sporadic basis with reported volume during the most recent quarter ended March 31, 1997 having exceeded 20,000 shares on only 22 occasions, with such volume exceeding 30,000 shares on only 13 of such occasions.
(3) Pursuant to Form 8-K filed with the SEC on July 29, 1996 the Registrant changed its year end from a fiscal year of June 30 to a calendar year of December 31 (thereby giving the Registrant a "short" six month year ended December 31, 1996).

         (b) Holders. As of March 31, 1997 the approximate number of stockholders of the Company's Common Stock (as indicated on its transfer agent's March 31, 1997 certified list of stockholders) amounted to 907 persons and/or firms (inclusive of those brokerage firms and/or clearing houses and/or depository companies holding the Company's securities for their respective clientele - each such brokerage house, clearing house and/or depository firm being considered as one record holder). The exact number of beneficial owners of the Company's securities is not known but would necessarily exceed the number of record owners indicated above in that brokerage firms and/or clearing house and/or depository companies are normally record owners for presumably any number of unidentified beneficial owners.

         (c) Dividends. The payment by the Company of dividends, if any, in the future rests within the discretion of its Board of Directors and will depend, among other things, upon the Company's earnings, its capital requirements and its financial condition, as well as other relevant factors. The Company has not paid or declared any dividends upon its Common Stock since its inception and, by reason of its present financial status and its contemplated financial requirements , does not contemplate or anticipate paying any dividends upon its Common Stock in the foreseeable future.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         Odessa Foods International, Inc. (the "Registrant") is engaged, through its subsidiaries (Odessa Foods Inc. and Hilmac GmbH) in manufacture of sausages and related food products in Odessa, Ukraine.

         This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and/or liquidity/cash flows of Registrant during the fiscal year ended June 30, 1996 and six month calendar year ended December 31, 1996 and should be read in conjunction with the consolidated financial statements and notes thereto included in such reports.

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

         The Company changed its year end from June 30 to December 31 and as a result December 31, 1996 represents the first instance when such calendar year has been utilized. Accordingly, the consolidated statements of operations do not contain comparable information for the short six month calendar year ended December 31, 1996 with the 12 month fiscal year ended June 30, 1996 and no analysis of same is being given herein since it is not properly susceptible to narrative comparison.

CONSOLIDATED STATEMENTS OF OPERATIONS:

         Six month "year" ended December 31, 1996 and fiscal year ended June 30, 1996.

         Sales for the six month calendar year ended December 31, 1996 were $306,678 while cost of sales amounted to $250,270 resulting in a gross profit for calendar year 1996 of $56,408. Operating expenses amounted to $620,258, consisting of selling, general and administrative expenses of $349,232 (56%) and depreciation and amortization of $271,026 (44%). As a result of the above, the net loss for calendar year ended December 31, 1996 was $(592,534).

         Sales for the fiscal year ended June 30, 1996 were $514,513 while cost of sales amounted to $414,633 resulting in a gross profit for fiscal year 1996 of $99,880. Operating expenses amounted to $983,640, consisting of selling, general and administrative of $687,558 (70%) and depreciation and amortization of $296,082 (30%). As a result of the above, the net loss for fiscal year ended June 30, 1996 was $(893,621).

CONSOLIDATED BALANCE SHEET AS AT DECEMBER 31, 1996:

         Total assets of the Company at calendar year ended December 31, 1996 were $4,184,593 of which property and equipment (less accumulated depreciation) accounted for $3,219,247 (77%). Total current assets amounted to $57,767 while total current liabilities amounted to $1,029,996 thereby creating a working capital deficit of $(972,229).

         Approximately 47% of such current liabilities are directly attributable to loans payable on advances received from two directors - $382,659 (inclusive of accumulated interest) and current maturities of note payable (secured by meat packing equipment) to a Company officer - $100,000 with the balance of $100,000 being a long term liability.

         At December 31, 1996 the only long term liability ($100,000) related to that portion of the note payable officer referred to above which is due in 1998. See note 8 to consolidated financial statements.

         As at December 31, 1996 the Company's accumulated deficit amounted to $5,025,801 while total stockholders' equity amounted to $3,054,597.

CASH REQUIREMENTS AND LIQUIDITY

         The Company has been able to satisfy its cash requirements and raise the necessary capital in order to finance its proposed growth through the sale and issuance of 1,454,900 shares of its common stock during fiscal year ended June 30, 1996 for a cash consideration of $1,679,010 and has most recently (during six month period ended December 31, 1996) sold an additional 200,000 shares for a cash consideration of $335,000. The shares of Company common stock referred to above were sold in accordance with certain terms and conditions contained in Off-Shores Securities Subscription Agreements and, accordingly, were sold outside the U.S., not as a registered public offering but rather in reliance upon Regulation S of the General Rules and Regulations under the Securities Act of 1933. A significant portion of the funds raised through sale of such common shares have been utilized for the purchase of property and equipment and for prepaid lease costs. An additional 114,533 shares of common stock were issued in exchange for goods and services valued at $104,540.

         Since the close of its December 31, 1996 calendar year the Company has issued certain additional shares either for (a) conversion of debt into equity or (b) sale of shares of common stock. With respect to debt converted into equity, the Registrant issued an aggregate of 160,000 shares in exchange for cancellation of indebtedness totaling $100,000. Such shares were issued on or about March 7, 1997. Additionally, and in accordance with Regulation D under the Securities Act of 1933 the Registrant issued 2,000,000 shares of its common stock for gross cash consideration of $1,000,000 with said shares being issued on or about March 25, 1997.

         The consolidated financial statements to the Company's Form 10-KSB for calendar year ended December 31, 1996 indicated (in Note 1 thereto) certain factors which created an uncertainty about the Company's ability to continue as a going concern; such factors primarily relating to the Company having sustained substantial operating losses during the six month period ended December 31, 1996 and the fact that its current liabilities exceed its current assets by approximately $972,000. Notwithstanding the concerns expressed and the loss as most recently incurred during the six month period ended December 31, 1996 of $(592,534), Company management nevertheless continues to believe that the Company will be able to continue its operations through (a) the raising of additional capital through either debt or equity financing if necessary and/or
(b) the belief that its operations (through utilization of equipment recently purchased and establishment of new and larger facilities) will improve sufficiently through increased sales volume and productivity.

         As aforesaid, (see subheading herein entitled Consolidated Balance Sheet as at December 31,

1996) working capital has been augmented by the infusion to date of $582,659 (inclusive of accumulated interest of $22,857) in loans as advances made to the Company by two of its Board members in order to enable the Company to actively pursue its business purposes.

         The Company does not anticipate any significant changes in the number of its employees except as heretofore indicated in Item 1 - Description of Business, Territories and Employees. Excepting as indicated therein no current formal plans exist with respect to hiring of any significant number of additional employees.

ITEM 7.           FINANCIAL STATEMENTS

         The following financial statements have been prepared in accordance with the requirements of Regulation S-B and supplementary financial information included herein, if any, has been prepared in accordance with Item 302 of Regulation S-K, such information appears on pages F-1 through F-10 inclusive of this Form 10-KSB, which pages follow this page.

                        ODESSA FOODS INTERNATIONAL, INC.
                                DECEMBER 31, 1996
                                    CONTENTS

                                                           Page
                                                           ----
Independent Auditor's Report                               F-1
Consolidated Balance Sheet                                 F-2
Consolidated Statements of Operations                      F-3
Consolidated Statement of Stockholders' Equity             F-4
Consolidated Statements of Cash Flows                      F-5
Notes to Consolidated Financial Statements               F-6 -F-10

                         INDEPENDENT AUDITOR'S REPORT


Board of Directors and Stockholders
Odessa Foods International, Inc.

      We have audited the accompanying consolidated balance sheet of Odessa Foods International, Inc. and subsidiaries as of December 31, 1996 and the related consolidated statements of operations, stockholders' equity and cash flows for the six months ended December 31, 1996 for the year ended June 30, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Odessa Foods International, Inc. and subsidiaries at December 31, 1996 and the results of their operations and their cash flows for the six months ended December 31, 1996 and for the year ended June 30, 1996 in conformity with generally accepted accounting principles.

      The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company's significant operating losses and limited sources of financing raise substantial doubts about the Company's ability to continue as a going concern. Management plans in regard to these matters are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




ALLEN G. ROTH, P.A.


/s/ ALLEN G. ROTH, P.A.
New York, New York
March 21, 1997

              ODESSA FOODS INTERNATIONAL, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                              DECEMBER 31, 1996

                                    ASSETS

CURRENT ASSETS:
  Cash                                                             $13,384
  Accounts receivable, less allowance for doubtful
  accounts of $3,200                                                27,458
  Inventories                                                       15,225
  Prepaid expenses                                                   1,700
                                                               ------------

               TOTAL CURRENT ASSETS                                 57,767
                                                               ------------

PROPERTY AND EQUIPMENT, less accumulated
  depreciation of $781,243 (Note 3)                              3,219,247
                                                               ------------

OTHER ASSETS:
  Intangible Assets, less amortization of $99,000 (Note 4)         261,000
  Prepaid lease costs (Note 5)                                     646,579
                                                               ------------

               TOTAL OTHER ASSETS                                  907,579
                                                               ------------
                                                                $4,184,593
                                                               ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                           $472.337
  Note payable - bank (Note 6)                                      75,000
  Loans payable (Note 7)                                           382,659
  Current maturities of note payable - officer (Note 8)            100,000
                                                               ------------

               TOTAL CURRENT LIABILITIES                         1,029,996
                                                               ------------

NOTE PAYABLE - OFFICER (Note 8)                                    100,000
                                                               ------------

COMMITMENTS AND CONTINGENCIES
  (Notes 1, 5, 10 and 12)

STOCKHOLDERS' EQUITY (Notes 9 and 13):
  Common stock, $.00001 par value; authorized
    25,000,000 shares; issued and outstanding
    11,556,810 shares                                                  116
Additional paid-in capital                                       8,080,282
Accumulated deficit                                            (5,025,801)
                                                               ------------

               TOTAL STOCKHOLDER'S EQUITY                        3,054,597
                                                               ------------

                                                                $4,184,593
                                                               ============

                      See notes to financial statements.

              ODESSA FOODS INTERNATIONAL, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                           Six Months Ended        Year Ended
                                           December 31, 1996     June 30, 1996
                                           -----------------     -------------
SALES                                               $306,678            $514,513

COST OF SALES                                        250,270             414,633
                                           ------------------   -----------------

GROSS PROFIT                                          56,408              99,880
                                           ------------------   -----------------

OPERATING EXPENSES:

  Selling, general and
        administrative expenses                      349,232             687,558
  Depreciation and amortization                      271,026             296,082
                                           ------------------   -----------------
                                                     620,258             983,640
                                           ------------------   -----------------
OPERATING LOSS                                      (563,850)           (883,760)
                                           ------------------   -----------------

OTHER EXPENSES (INCOME):
  Interest                                            13,583              20,500
  Foreign currency exchange rate changes              15,101            (10,639)
                                           ------------------   -----------------
                                                      28,684               9,861
                                           ------------------   -----------------

NET LOSS                                          $(592,534)          $(893,621)
                                           ==================   =================

NET LOSS PER SHARE                                   $(0.05)             $(0.08)
                                           ==================   =================

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                              11,374,434          10,552,716
                                           ==================   =================
















                      See notes to financial statements.

              ODESSA FOODS INTERNATIONAL, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                         YEAR ENDED JUNE 30, 1996 AND
                      SIX MONTHS ENDED DECEMBER 31, 1996

                                 Common stock         Additional
                          -------------------------    Paid-In     Accumulated
                             Shares       Amount       Capital       Deficit
                             ------       ------       -------       -------
Balance - July 1, 1995       9,787,377      $98      $5,951,750  $(3,539,646)

  Issuance of common
    stock:                   1,454,900       14       1,678,996
       Cash
       Services                100,000        1           9,999

  Net Loss
                            ----------   -------     ----------  -----------
Balance - June 30, 1996     11,342,277      113       7,640,745   (4,433,267)

  Issuance of common
    stock:

       Cash                    200,000        2         334,998
       Goods and services      114,533        1         104,539



  Cancellation of
    previously
    issued shares             (100,000)

  Net Loss                                                          (592,534)
                            ----------   -------     ----------  -----------
Balance - December 31, 1996 11,556,810     $116      $8,080,282  $(5,025,801)
                            ==========   =======     ==========  ===========















                      See notes to financial statements.

                  ODESSA INTERNATIONAL INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                Six Months Ended   Year Ended
                                                December 31, 1996  June 30, 1996
                                                -----------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                              $(592,534)   $(893,621)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
    Depreciation and amortization                          271,026      296,082
    Other                                                   62,401          882

  Changes in assets and liabilities:
    Accounts receivable                                    (3,527)      (8,345)
    Inventories                                              1,196        1,863
    Prepaid expenses                                     (144,404)    (409,920)
    Accounts payable and accrued expenses                  164,400       92,174
                                                 -----------------  -----------

NET CASH USED IN OPERATING ACTIVITIES                    (241,442)    (920,885)
                                                 -----------------  -----------

CASH FLOWS USED IN INVESTING ACTIVITIES:
  Purchases of property and equipment                    (662,528)    (785,309)
                                                 -----------------  -----------

CASH FLOWS PROVIDED BY FINANCING
 ACTIVITIES:
  Net proceeds from issuance of common stock               335,000    1,679,010
  Increase in loans payable                                412,356      120,303
                                                 -----------------  -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                  747,356    1,799,313
                                                 -----------------  -----------

EFFECT OF FOREIGN CURRENCY EXCHANGE
 RATE CHANGES                                             (15,101)       10,639
                                                 -----------------  -----------

NET INCREASE (DECREASE) IN CASH                          (171,715)      103,758

CASH BEGINNING OF PERIOD                                  185,099       81,341
                                                 -----------------  -----------

CASH  END OF PERIOD                                       $13,384     $185,099
                                                 =================  ===========
SUPPLEMENTAL INFORMATION:
NONCASH INVESTING AND FINANCING
ACTIVITIES:
  Common stock issued for goods and services              $104,540      $10,000
                                                 =================  ===========


No cash was paid during each of the above periods for interest and income taxes.


                      See notes to financial statements.

              ODESSA FOODS INTERNATI0NAL, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              DECEMBER 31, 1996



1     GOING CONCERN

      The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has sustained substantial operating losses during the six months ended December 31, 1996. In addition, at December 31, 1996 current liabilities exceeded current assets by $972,000. These factors create uncertainty as to the Company's ability to continue as a going concern. Management believes that the Company will be able to raise additional capital through the issuance of common stock and that its operations will improve through increased sales volume and productivity. The ability of the Company to continue as a going concern is dependent on obtaining capital from the issuance of common stock and increasing sales volume and productivity. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

      Principles of Consolidation

      The accompanying consolidated financial statements include the accounts of Odessa Foods International, Inc. (the "Company") and its wholly owned subsidiary Odessa Foods, Inc. (incorporated in Delaware) and the latter's majority owned subsidiary Hilmac Gmbh Odessa (a Ukraine entity). All intercompany transactions and balances have been eliminated in consolidation.

      Basis of Accounting

      The Company maintains its records on the accrual basis of accounting. Revenues are recognized when the products are delivered and expenses are recorded when incurred.

              ODESSA FOODS INTERNATIONAL, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              DECEMBER 31, 1996



2     SIGNIFICANT ACCOUNTING POLICIES (Continued)

      Inventories

      Inventories, consisting of meat and related food products, are stated at the lower of cost (first-in, first-out method) or market.

      Property and Equipment

      Property and equipment are recorded at cost. Maintenance and repairs are charged to expense as incurred.

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

      Loss Per Share

      Net loss per common share is based upon the weighted average number of shares of common stock outstanding during the period.

      Foreign Currency Translation

      Hilmac GmbH, the Company's foreign subsidiary, is located in the Ukraine, a country which has a highly inflationary economy. Accordingly, the entity's financial statements were remeasured as if the functional currency was the U.S. dollar. The remeasurement process resulted in translation adjustments which are included in the results of operations for the six months ended December 31, 1996 and for the year ended June 30, 1996.

              ODESSA FOODS INTERNATIONAL, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              DECEMBER 31, 1996

2     SIGNIFICANT ACCOUNTING POLICIES (Continued)

      Fiscal Year

      The Company changed its fiscal year to December 31. Accordingly, the current financial statements are as of December 31, 1996 and for the six months then ended.

3     PROPERTY AND EQUIPMENT

                                           Estimated
                                          Useful Life       Amount
                                          -----------       ------
      Production equipment - meat plant   10 - 15 years     $2,250,785
      Transportation equipment              5 - 8 years        218,510
      Office equipment                     5 - 10 years         21,428
      Construction in-progress (a)                           1,509,767
                                                        ---------------
                                                             4,000,490
      Less:  Accumulated depreciation                          781,243
                                                        ---------------

                                                            $3,219,247
                                                        ===============

(a) The Company is erecting a pasta production facility on leased premises located in Teplodar, Ukraine. Costs incurred through December 31, 1996 were $1,007,745. An additional $502,022 has been expended towards the construction of a meat packing facility located in close proximity to the Teplodar plant. The meat packing equipment collateralizes the note payable to an officer in the amount of $200,000. Depreciation will commence when these facilities are put into service. Depreciation expense for the six months ended December 31, 1996 and for the year ended June 30, 1996 were $253,026 and $260,082 respectively.

4     INTANGIBLE ASSETS

      Intangible assets consist of costs incurred prior to the commencement of operations for incorporation fees, obtaining production and sales rights, registration fees and governmental approvals and certificates. Amortization expense for the six months ended December 31, 1996 and year ended June 30, 1996 were $18,000 and $36,000 respectively.

5     PREPAID LEASE COSTS

      The Company is obligated under a lease agreement with the Ukraine government for the rental of an unfinished building through the year 2020. The Company has agreed to pay the costs of alterations and improvements and upon completion the Company will

              ODESSA FOODS INTERNATIONAL, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              DECEMBER 31, 1996



5     PREPAID LEASE COSTS (Continued)

      commence deducting these costs from monthly rent charges until such costs are fully recovered. The agreement provides for minimum monthly lease payments of $66 plus two percent of gross sales. Prepaid lease costs may only be offset against percentage rents. Total rent expense for the six months ended December 31, 1996 and for the year ended June 30, 1996 was $6,276 and $16,828, respectively..

6     NOTE PAYABLE - BANK

      The note is unsecured and is payable on demand with interest at ten percent per annum. At December 31, 1996, the financial statements included accrued interest of $12,750 due to the bank.

7     LOANS PAYABLE

      Loans payable represent unsecured advances received from two officers. The loans include interest at eight percent per annum which at December 31, 1996 approximated $23,000.

8     NOTE PAYABLE - OFFICER

      On December 31, 1996, the Company received a $200,000 loan from an officer which is secured by meat packing equipment and is repayable in increments of $50,000 plus interest at five percent per annum through June 30, 1998. Annual maturities are $100,000 each in 1997 and 1998.

9     STOCK OPTION PLAN

      In June 1996 the Company adopted a Non-Statutory Stock Option Plan and reserved 1,000,000 shares for issuance to eligible employees, officers, directors and consultants. Options are non-transferable and are exercisable during a term of not more than ten years from the date of the grant. The options are issuable in such amounts and at such prices as determined by the Board of Directors, except that the option price of each grant will not be less than twenty percent of the market value of such shares on the date the options are granted.

      The following is a summary of stock option activity and the number of shares reserved for outstanding options:

               ODESSA FOODS INTERNATINAL, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              DECEMBER 31, 1996

9     STOCK OPTION PLAN (Continued)

                                                             Number of
                                          Option Price      Stock Options
                                          Per Share          Outstanding
                                          ---------          -----------
      Balance June 7, 1996                   $ --                  - 0 -
      Granted                                 0.30               100,000
                                                           --------------
      Balance June 30, 1996                                      100,000
      Granted                                 0.25                60,000
      Exercised                               0.30              (43,333)
                                                           --------------
      Balance December 31, 1996                                  116,667
                                                           ==============

10    INCOME TAXES

      The Company has adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109") which requires the recognition of a deferred tax asset resulting from the expected future tax benefit to be derived from a tax loss carryforward. SFAS No. 109 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of such deferred tax asset. At December 31, 1996 the Company had a deferred tax asset of $1,186,000 arising from net operating loss deductions. The Company has recorded a valuation allowance for the full amount of such deferred tax asset. The Company's tax loss carryforwards expire primarily in the year 2011.

11    RELATED PARTY TRANSACTIONS

      The Company received professional services from an accounting firm whose principal is an officer of the Company. Fees for such services were $19,000 for the six months ended December 31, 1996 and $26,000 the year ended June 30, 1996. The Company incurred costs of $15,000 in the year ended June 30, 1996 for consulting services provided by a shareholder relating to the construction of the pasta manufacturing facility. Accounts payable at December 31, 1996 included $19,000 due to the above persons.

12    LITIGATION

      The Company is a party to an action in which its transfer agent seeks indemnification for any sums which may be awarded against such transfer agent by reason of its compliance with the Company's instructions not to remove restrictive legends from certain stock certificates. The Company is of the opinion that the final outcome of such litigation will not have a material adverse effect on its financial position or the results of its operations.

13    SUBSEQUENT EVENTS

      On March 20, 1997 the Company sold 2,000,000 shares of common stock for $1,000,000.

ITEM 8. CHANGES IN THE AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         No disagreements with accountants on accounting and financial disclosure matters existed during the Company's calendar year ended December 31, 1996. Notwithstanding the above, the Registrant did change its auditing firm as indicated in a Form 8-K with date of report of February 1, 1996 (at Item 4 thereof and Exhibits A and B thereto) as filed with the Securities and Exchange Commission on March 8, 1996.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The Directors and Executive Officers of the Company, as of March 31, 1997, were as follows:

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
Weinbergstrasse 43
CH-8802 Kilchberg
Switzerland

       Certain officers and/or directors of the Company resigned from the positions held by them during fiscal year ended June 30, 1996 as follows:

1. Kathleen Histon - former President and Director resigned October 9, 1995 and

2. Kathie Horne - former Secretary-Treasurer and Director resigned October 9, 1995.

These resignations were reported in a Form 8-K filed November 29, 1995. Neither of these two individuals received any compensation during the 12 month fiscal year ended June 30, 1996 or thereafter.

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

Securities owned of record and/or beneficially: -0- shares of Common Stock as of March 31, 1997. On September 11, 1996 Mr. Golden was granted options to purchase up to 30,000 shares of Company common stock exercisable at $.25 per share in accordance with the Company's 1996 Non-Statutory Stock Option Plan . Such options are non transferable, expire five years from date of issuance and remain unexercised as of March 31, 1997.

WERNER HEIM has been a Director of the Company since November, 1994 and Secretary-Treasurer since November 1995. Mr. Heim has approximately 30 years of experience in international business development in high technology industries with a background which includes participation within the following industries; computer systems, biotechnology, microfiltration and environmental waste processing. In addition to the positions that Mr. Heim currently holds with the Company he currently serves as (a) President and Chairman of the Board of Directors of Seiler Pollution Control Systems, Inc. ("SEPC"), an international environmental service and equipment company and (b) President and director of Moonlight International Corp. ("LYTE"), a firm engaged in the development and commercialization of a line of unique helium-filled lighting balloons providing shadow-free/non-dazzling luminosity with an extremely low energy consumption. SEPC is currently publicly traded in the NASDAQ SmallCap Market under the stock symbol SEPC while LYTE is currently trading on the Electronic Over-the-Counter Bulletin Board under the stock symbol LYTE.

Securities owned of record and/or beneficially: -0- shares of Common Stock as of March 31, 1997.

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

Securities owned of record and/or beneficially: -0- shares of Common Stock as of March 31, 1997.

URS WETTSTEIN has been a Director of the Company since November 1994 and had been Secretary- Treasurer of the Company from November, 1994 until his resignation in November 1995. Mr. Wettstein was employed by Coopers & Lybrand until 1983 at which time he established his own consulting firm. Mr. Wettstein, in conjunction with Mr. Hilpert, co-founded both Odessa Foods, Inc. and Hilmac GmbH Odessa.

Securities owned of record and/or beneficially: -0- shares of Common Stock as of March 31, 1997.

ALFONS ANDERHUB has been a Director of the Company since November, 1994. Mr. Anderhub has approximately 25 years of experience in construction and consulting of private and industrial projects having developed various multi million dollar projects in Switzerland. Additionally, Mr. Anderhub currently serves as President of LYTE's wholly owned subsidiary, Moonlight SA (see biographical information with respect to Werner Heim appearing above), located in Switzerland.

Securities owned of record and/or beneficially: record and beneficial owner of 300,000 shares of Common Stock as of March 31, 1997.

ITEM 10.          EXECUTIVE COMPENSATION

         Remuneration paid (and/or accrued, if applicable and so specifically indicated) to current officers and/or directors of the Company during six month calendar year ended December 31, 1996 is indicated in the chart appearing directly hereinafter.

                                                                       Securities
                                                     Salaries, Fees,   or Property,              Aggregate of
                           Capacities                Directors' Fees,  Insurance Benefits        Contingent
Name of                    In Which                  Commissions       or Reimbursement,         Forms of
Individual                 Served                    and Bonuses       Personal Benefits         Remuneration
----------                 ------                    -----------       -----------------         ------------
Leon Golden                President and a            $10,000                (2)                      -0-
                           Director

Werner Heim                Secretary-Treasurer        $   -0-                 -0-                     -0-
                           and a Director

Max Hilpert (1)            Chairman of the            $48,750             $11,496 (3)                 -0-
                           Board Directors

Urs Wettstein (1)          Director                   $   -0-                -0-                      -0-

Alfons Anderhub            Director                   $   -0-                -0-                      -0-

(1) Messrs. Hilpert (formerly Company President) and Wettstein (formerly Company Secretary-Treasurer) while remaining actively involved in the Company business operations and continuing to serve as directors, resigned from their respective positions as officers in the Company on or about November 19, 1995 as reported in a Form 8-K as filed with the Securities and Exchange Commission on November 29, 1995.

(2) In September 1996 Mr. Golden was granted options to purchase up to 30,000 shares of Company common stock exercisable at $.25 per share. See also
       Item 9 hereof.

(3) Represents additional compensation received in accordance with employment agreement referred to below.


       See Form 10-KSB, Item 10 for prior 12 month fiscal year ended June 30, 1996 for information with respect to any compensation paid to persons who served as officers and/or directors during any portion of such time frame.

       There are no current written employment agreements between the Company and any of its officers and d rectors excepting as follows:

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

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         (a) Security Ownership of Certain Beneficial Owners - The following persons and/or firms are known to the Company to be the beneficial owners of more than 5% of the 13,713,887 shares of the Company's outstanding $.00001 par value Common Stock as of March 31, 1997. To the best of the Company's knowledge each individual and/or firm has beneficial ownership of the shares and each individual and/or firm has sole voting power and sole investment power with respect to the number of shares beneficially owned.

Name and Address of                         Amount and Nature of                        Percent
  Beneficial Owner                          Beneficial Ownership                        of Class
  ----------------                          --------------------                        --------
Berkshire International                                763,163                           5.56%
 Finance, Inc.
551 Fifth Avenue- Suite 605
New York, New York  10017

Trianon Opus One Inc.                                2,000,000 (2)                      14.58%
c/o Julius Baer Securities
330 Madison Avenue
New York, New York 10017

Swiss Volksbank                                      1,200,000 (1)                       8.75%

(1) Upon information and belief the number of shares indicated as being owned of record and beneficially by Swiss Volksbank includes an indeterminate number of shares owned in its trading account (record and beneficial) as well as Company shares held by it as record holder for beneficial interest of certain of its clientele.

(2) In March of 1997 this foreign corporation purchased the above referenced shares for an aggregate cash consideration of $1,000,000 in accordance with the terms and provisions of Regulation D under the Securities Act of 1933. See also Item 6 hereto.

         (b) Security Ownership of Management - The number and percentage of shares of

$.00001 par value Common Stock of the Company owned of record and beneficially, by each current officer and director of the Company and by all current officers and directors of the Company as a group, is as follows - as of March 31, 1997. To the best of the Company's knowledge each individual has beneficial ownership of the shares and each individual has sole voting power and sole investment power with respect to the number of shares beneficially owned.

Name and Address of               Amount and Nature of      Percent
 Beneficial Owner                 Beneficial Ownership      of Class
 ----------------                 --------------------      --------
Leon Golden                             -0- (1)               -0-%
135 Irwin Street
Brooklyn, New York  11235

Werner Heim                             -0-                   -0-%
Witikonerstrasse 311B
CH-8053 Zurich
Switzerland

Max Hilpert                            -0-                    -0-%
u1. Tschkalowa, 2-a
270012 Odessa
Ukraine

Urs Wettstein                           -0-                   -0-%
Weinbergstrasse 43
CH-8802 Kilchberg
Switzerland

Alphons Anderhub                     300,000 (2)             2.19%
Luessirainstrasse 51
CH-6300 Zug
Switzerland

(1) Does not include 30,000 options issued on September 11, 1996 pursuant to 1996 Non-Statutory Stock Option Plan whereby Mr. Golden has the right to purchase (for a period of 5 years from the date of grant) up to 30,000 shares of Company common stock at $.25 per share.
(2)      Owned of record.

         The Company does not know of any arrangement or pledge of its securities by persons now considered in control of the Company that might result in a change of control.

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         For the calendar year ended December 31, 1996 there have not been any material transactions between the Company and any director, executive officer, security holder or any member of the immediate family of any of the aforementioned which exceeded $60,000 other than as may be indicated in this Form 10-KSB.

ITEM 13.          EXHIBITS, LIST AND REPORTS ON FORM 8-K

         Reference is herewith made to page F-1 through F-10 inclusive of this 10-KSB with respect to the financial statements and notes thereto included therein.

         No exhibits are being filed with this Form 10-KSB.

         During the last quarter of the Company's calendar year ended December 31, 1996 no Form 8-K was filed.

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                Odessa Foods International, Inc.

                                      /Leon Golden/
                                By -------------------------------
                                    Leon Golden, President
Date: April 14, 1997


         In accordance with the Exchange act, This report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


 /Leon Golden/                    President and          Dated: Apr. 14, 1997
-----------------------------     a Director
Leon Golden



 /Werner Heim/                    Secretary-Treasurer    Dated: Apr. 14, 1997
-----------------------------     and a Director
Werner Heim



 /Max Hilpert/                    Chairman of the        Dated: Apr. 14, 1997
-----------------------------     Board of Directors
Max Hilpert



-----------------------------     Director               Dated: Apr.   , 1997
Alfons Anderhub



 /Urs Wettstein/                  Director               Dated: Apr. 14, 1997
-----------------------------
Urs Wettstein