Form 10QSB
period 1997-03-31
ODESSA FOODS INTERNATIONAL INC
filed 1997-05-20
CIK 751412

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

[xx] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 1997

                                       or

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File Number:  0-12775

                        Odessa Foods International, Inc.
             (Exact name of registrant as specified in its charter)

           Delaware                                              75-1613360
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

c/o M. Walter Levine, 1 River Road, Cos Cob, Connecticut           06807
(Address of principal executive offices)                         (Zip Code)

                                 (203) 869-8033
              (Registrant's telephone number, including area code)

Mailing Address;  135 Irwin Street, Brooklyn, New York   11235
One Evertrust Plaza, Jersey City, New Jersey             07302
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

The number of shares outstanding of each of the registrant's classes of common stock, as of May 12, 1997 is 13,716,810 shares, all of one class of $.00001 par value common stock.

                                TABLE OF CONTENTS



                                                                       Page No.

                                     PART I

Item 1.       Financial Statements                                        3-7

Item 2.       Management's Discussion and Analysis of Financial
                 Condition and Results of Operations and Plan of
                 Operations                                               8-9

                                 PART II

Item 1.       Legal Proceedings                                             10

Item 2.       Changes in Securities                                         10

Item 3.       Defaults Upon Senior Securities                               10

Item 4.       Submission of Matters to a
               Vote of Security Holders                                     10

Item 5.       Other Information                                             10

Item 6.       Exhibits and Reports on Form 8-K                              10

Signatures                                                                  11

                ODESSA FOODS INTERNATIONAL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                 MARCH 31, 1997
                                   (Unaudited)


                                     ASSETS

CURRENT ASSETS:
   Cash                                                          $   715,675
   Accounts receivable, less allowance for
         doubtful accounts of $3,200                                  22,661
   Inventories                                                         6,344
   Prepaid expenses                                                    1,700
                                                                 -----------

         TOTAL CURRENT ASSETS                                        746,380
                                                                 -----------
PROPERTY AND EQUIPMENT, at cost, less
   accumulated depreciation of $848,078                            3,264,407
                                                                 -----------

OTHER ASSETS:
   Intangible asset, less amortization of $108,000                   252,000
   Prepaid lease costs                                               704,781
                                                                 -----------

         TOTAL OTHER ASSETS                                          956,781
                                                                 -----------

                                                                 $ 4,967,568
                                                                 ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued expenses                         $   241,015
   Note payable - bank                                                75,000
   Loans payable                                                     488,325
   Current maturities of note payable - officer                      100,000
                                                                 -----------

         TOTAL CURRENT LIABILITIES                                   904,340
                                                                 -----------

NOTE PAYABLE - OFFICER                                               100,000
                                                                 -----------

STOCKHOLDERS' EQUITY:
   Common stock, $.00001 par value, authorized
     25,000,000 shares;  issued and outstanding
     13,716,810 shares                                                   137
   Additional paid-in capital                                      9,166,511
   Foreign currency translation adjustment                             4,701
   Accumulated deficit                                            (5,208,121)
                                                                 -----------

         TOTAL STOCKHOLDERS' EQUITY                                3,963,228
                                                                 -----------

                                                                 $ 4,967,568
                                                                 ===========

                        See notes to financial statements

                ODESSA FOODS INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                        THREE MONTHS ENDED MARCH 31,
                                                        ----------------------------
                                                           1997               1996
                                                           ----               ----
SALES                                                 $   128,988        $   141,978

COST OF SALES                                             116,485            109,749
                                                      -----------        -----------

GROSS PROFIT                                               12,503             32,229
                                                      -----------        -----------

OPERATING EXPENSES:
   Selling, general and administrative expenses           122,432            141,189
   Depreciation and amortization                           75,835             68,000
                                                      -----------        -----------

                                                          198,267            209,189
                                                      -----------        -----------

OPERATING LOSS                                           (185,764)          (176,960)
                                                      -----------        -----------

OTHER EXPENSES (INCOME):
   Interest                                                14,841                 --
   Foreign currency exchange rate changes                 (18,285)                --
                                                      -----------        -----------

                                                           (3,444)                --
                                                      -----------        -----------

NET LOSS                                              $  (182,320)       $  (176,960)
                                                      ===========        ===========

NET LOSS PER SHARE                                    $      (.02)       $      (.02)
                                                      ===========        ===========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING          11,845,699         10,724,229
                                                      ===========        ===========


                        See notes to financial statements

                ODESSA FOODS INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)




                                                      THREE MONTHS ENDED MARCH 31,
                                                      ----------------------------
                                                          1997             1996
                                                          ----             ----
CASH FROM OPERATING ACTIVITIES:
  Net loss                                            $ (182,320)       $(176,960)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Depreciation and amortization                         75,835           68,000
    Sundry other items                                        --              534

  Changes in assets and liabilities:
    Accounts receivable                                    4,797           (5,123)
    Inventories                                            8,881          (16,699)
    Prepaid expenses and sundry receivables                   --          (55,669)
    Accounts payable and accrued expenses               (231,322)          22,891
                                                      ----------        ---------

     NET CASH USED IN OPERATING ACTIVITIES              (324,129)        (163,026)
                                                      ----------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of property and equipment                  (170,197)         (24,643)
                                                      ----------        ---------

     NET CASH USED IN INVESTING ACTIVITIES              (170,197)         (24,643)
                                                      ----------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Issuance of common stock                           1,086,250          150,159
    Advances from stockholders                           105,666           50,000
                                                      ----------        ---------

     NET CASH PROVIDED BY FINANCING ACTIVITIES         1,191,916          200,159
                                                      ----------        ---------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                    4,701               --
                                                      ----------        ---------

INCREASE IN CASH                                         702,291           12,490

CASH - BEGINNING OF PERIOD                                13,384          104,350
                                                      ----------        ---------

CASH - END OF PERIOD                                  $  715,675        $ 116,840
                                                      ==========        =========


                        See notes to financial statements

                        ODESSA FOODS INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1997
                                   (Unaudited)



1.       BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements of Odessa Foods International, Inc. (the "Company") as of March 31, 1997 and for the three month periods ended March 31, 1997 and 1996 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for any interim period are not necessarily indicative of a full year.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.       BUSINESS

         The Company continues to operate its own sausage manufacturing and meat production facility in order to produce, fresh and on a daily basis, a wide range of sausages utilizing what it considers to be a technologically advanced installation in Odessa, Ukraine and most recently (as hereinafter indicated) in Teplodar, near Odessa. Its present facilities have been, and remain, in the process of being expanded into a fully integrated food production plant. Most recently, in March, 1997, a new facility became operational with meat and sausage production supplemented by modern slaughter houses (new plant and machinery having recently been purchased in Switzerland so as to encompass to operations). The smaller of such facilities is expected to be operational during 1997 with a slaughter house capacity of 200 head per day. The larger facility has been fully disassembled for shipment and has arrived in Teplodar, near Odessa, for reassembly and is expected to be operational in early 1998 after the building for production has been erected. The land for such new building for production has been provided to the Company by Odessa governmental authorities without charge or cost. Once operational (and operating in accordance with European Union standards and supplied from piggeries functioning in accordance with Western standards) the Company expects to employ approximately 300 to 350 persons, thereby creating a capacity for slaughtering and processing of approximately 1,000 to 2,000 pigs and 400 to 500 cattle per day with approximately half of the meat processed into sausage production and the balance to be sold on the market in the form of raw meat.

3.       FINANCIAL CONDITION AND OPERATING RESULTS

         Net sales for the three months ended March 31, 1997 were $128,988, a decrease of $12,990 or 9.15% from $141,978 in the comparable 1996 quarter.

         The Company had net loss of $182,320, or $.02 per share, for the three months ended March 31, 1997 compared to net loss of $176,960, or $.02 per share, for the comparable quarter in 1996.

4.       SALE OF COMMON STOCK

         (a) On March 7, 1997 the Company issued 160,000 shares of common stock for the conversion of $100,000 of the Company's debt.

         (b) On March 20, 1997 the Company sold 2,000,000 shares of common stock for an aggregate of $986,250 net of related expenses.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND PLAN OF OPERATIONS

         Odessa Foods International, Inc. (the "Company") is engaged, through its subsidiaries (Odessa Foods Inc. and Hilmac GmbH) in the manufacture of sausages and related food products in Odessa, Ukraine.

         This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and/or liquidity/cash flows of Company for the three month period ended March 31, 1997 and the comparative three month period ended March 31, 1996 and should be read in conjunction with the unaudited consolidated financial statements and notes thereto included herein.

         As heretofore indicated in the Company's Form 10-KSB for calendar year ended December 31, 1996, the Company acquired its wholly owned subsidiary, Odessa Foods, Inc., in November of 1994, in a transaction accounted for using the pooling of interest method of accounting.

Consolidated Statements of Operations:

         Comparative three month periods ended March 31, 1996 and March 31,
1997.

         Net loss for the three months ended March 31, 1997 was $182,320 compared to a net loss of $176,960 for the three months ended March 31, 1996. Gross profit decreased by $19,726 in 1997 as compared to 1996 as a result of lower sales and higher cost of sales percentages. Operating expenses decreased for the comparative three month period indicated as a result of selling, general and administrative expenses decreasing by $18,757, while depreciation and amortization increased by $7,835. In addition, the Company incurred interest expense for the three month period ended March 31, 1997 of $14,841 which was offset by a gain in foreign currency of $18,285 (both were zero for the three months ended March 31, 1996).

Consolidated Balance Sheet:

         Total assets of the Company at March 31, 1997 and December 31, 1996 were $4,967,568 and $4,184,593 respectively, an increase of $782,975. Such increase is primarily attributable to an increase in (a) current assets of $688,613 (as a result of increases in cash of $702,291, primarily resulting from the sale of 2,000,000 shares of common stock), (b) property and equipment of $45,160 (after taking into account accumulated depreciation) and (c) other assets of $49,202 (i.e. increase in prepaid lease costs of $58,202 offset by amortization of start up costs of $9,000).

         Current liabilities of the Company at March 31, 1997 and December 31, 1996 were $904,340 and $1,029,996 respectively. The decrease in total current liabilities of $125,656 is primarily attributable to the fact that while accounts payable and accrued expenses decreased by $231,322, loan(s) payable - officers increased by $105,666.

         Stockholders' equity increased by $808,631 from $3,054,597 at December 31, 1996 to $3,963,228 at March 31, 1997. This increase primarily resulted from the Company's sale of 2,160,000 shares of its common stock during such three month period for an aggregate of $1,086,250 (net of related expenses) minus the net loss of $182,320 sustained for the three months ended March 31, 1997.

Cash Requirements and Liquidity

         The Company has been able to satisfy its cash requirements and raise the necessary capital in order to finance its proposed growth through the sale and issuance of 1,454,900 shares of its common stock during fiscal year ended June 30, 1996 for a cash consideration of $1,679,010 and has recently (during subsequent six month period ended December 31, 1996) sold an additional 200,000 shares for a cash consideration of $335,000. The shares of Company common stock referred to herein were sold in accordance with certain terms and conditions contained in Off-Shores Securities Subscription Agreements and, accordingly, were sold outside the U.S., not as a registered public offering but rather in reliance upon Regulation S of the General Rules and Regulations under the Securities Act of 1933. A significant portion of the funds raised through sale of such common shares have been utilized for the purchase of property and equipment and for prepaid lease costs. An additional 114,533 shares of common stock were issued during such period in exchange for goods and services valued at $104,540.

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

         Notwithstanding the working capital deficit heretofore referred to and the fact that the consolidated financial statements to the Company's Form 10-KSB for calendar year ended December 31, 1996 indicated (in Note 1 thereto) certain factors which created an uncertainty about the Company's ability to continue as a going concern and further notwithstanding the loss most recently incurred of $(182,320) for the quarter ended March 31, 1997, Company management nevertheless continues to believe that the Company will be able to continue its operations through (a) the raising of additional capital through either debt or equity financing when, as and if necessary and/or (b) its belief that its operations will eventually improve sufficiently through utilization of property and equipment recently purchased so as to enable the Company to increase productivity and obtain profitability.

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

Item 2.    Changes in Securities -                       None

Item 3.    Defaults Upon Senior Securities -             None

Item 4.    Submission of Matters to a
            Vote of Security Holders -                   None

Item 5.    Other Information -                           None

Item 6.    (a) Exhibits -                                None

           (b) Reports on Form 8-K as follows:

           Form 8-K with date of report March 13, 1997 - filed March 27, 1997


(1) None except as previously reported in Item 3 to the Company's Form 10-KSB for calendar year ended December 31, 1996 as well as in Note 12 to the notes to consolidated financial statements of such Form 10-KSB.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            ODESSA FOODS INTERNATIONAL, INC.


                                            By  /s/  M. Walter Levine
                                                ------------------------------
                                                M. Walter Levine, President

Dated: May 19, 1997