Form 10QSB
period 1997-06-30
ODESSA FOODS INTERNATIONAL INC
filed 1997-08-19
CIK 751412

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

[xx] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                        June 30, 1997
                               ------------------------------------
                                                        or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from______________to_____________

Commission File Number: 0-12775

                        Odessa Foods International, Inc.
             (Exact name of registrant as specified in its charter)

           Delaware                                             75-1613360
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

c/o M. Walter Levine, 1 River Road, Cos Cob, Connecticut            06807
--------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)

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

The number of shares outstanding of each of the registrant's classes of common stock, as of August 14, 1997 is 14,076,810 shares, all of one class of $.00001 par value common stock.

                                TABLE OF CONTENTS



                                                                        Page No.

                                     PART I

Item 1.           Financial Statements                                     3-7

Item 2.           Management's Discussion and Analysis of Financial
                     Condition and Results of Operations and Plan of
                     Operations                                           8-10


                                     PART II

Item 1.           Legal Proceedings                                         11

Item 2.           Changes in Securities                                     11

Item 3.           Defaults Upon Senior Securities                           11

Item 4.           Submission of Matters to a
                   Vote of Security Holders                                 11

Item 5.           Other Information                                         11

Item 6.           Exhibits and Reports on Form 8-K                          11

Signatures                                                                  12

                ODESSA FOODS INTERNATIONAL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                  JUNE 30, 1997
                                   (Unaudited)


                                     ASSETS
CURRENT ASSETS:
   Cash                                                                           $    47,927
   Accounts receivable, less allowance for doubtful accounts                           14,718
   Inventories                                                                         54,372
   Prepaid expenses                                                                     4,400
                                                                                  -----------

         TOTAL CURRENT ASSETS                                                         121,417
                                                                                  -----------


PROPERTY AND EQUIPMENT, at cost, less
   accumulated depreciation of $918,082                                             3,309,782
                                                                                  -----------

OTHER ASSETS:
   Intangible asset, less amortization of $117,000                                    243,000
   Prepaid lease costs                                                                823,561
                                                                                  -----------

         TOTAL OTHER ASSETS                                                         1,066,561

                                                                                  $ 4,497,760
                                                                                  ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued expenses                                          $   243,027
   Note payable - bank                                                                 75,000
   Loans payable                                                                      226,299
   Current maturities of note payable - officer                                       100,000
                                                                                  -----------

         TOTAL CURRENT LIABILITIES                                                    644,326
                                                                                  -----------


NOTE PAYABLE - OFFICER                                                                100,000
                                                                                  -----------


STOCKHOLDERS' EQUITY:
   Common stock, $.00001 par value, authorized
     25,000,000 shares;  issued and outstanding
     13,716,810 shares                                                                    137
   Additional paid-in capital                                                       9,166,511
   Foreign currency translation adjustment                                            (28,629)
   Accumulated deficit                                                             (5,384,585)
                                                                                  -----------

         TOTAL STOCKHOLDERS' EQUITY                                                 3,753,434
                                                                                  -----------

                                                                                  $ 4,497,760
                                                                                  ===========

                        See notes to financial statements

                ODESSA FOODS INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)







                                                  Three Months Ended June 30,               Six Months Ended June 30,
                                                  ---------------------------               -------------------------
                                                     1997              1996                  1997                1996
                                                     ----              ----                  ----                ----
SALES                                           $     18,274        $    102,781        $    147,262        $    244,759

COST OF SALES                                         32,117              78,683             148,602             188,432
                                                ------------        ------------        ------------        ------------


GROSS PROFIT (LOSS)                                  (13,843)             24,098              (1,340)             56,327
                                                ------------        ------------        ------------        ------------



OPERATING EXPENSES:
   Selling, general and
     administrative expenses                         119,982             333,154             242,414             474,343
   Depreciation and amortization                      79,004              93,082             154,839             161,082
                                                ------------        ------------        ------------        ------------

                                                     198,986             426,236             397,253             635,425
                                                ------------        ------------        ------------        ------------


OPERATING LOSS                                      (212,829)           (402,138)           (398,593)           (579,098)
                                                ------------        ------------        ------------        ------------



OTHER EXPENSES (INCOME):
   Interest                                          (12,974)             20,500               1,867              20,500
   Foreign currency exchange rate changes            (23,391)            (10,639)            (41,676)            (10,639)
                                                ------------        ------------        ------------        ------------

                                                     (36,365)              9,861             (39,809)              9,861
                                                ------------        ------------        ------------        ------------


NET LOSS                                        $   (176,464)       $   (411,999)       $   (358,784)       $   (588,959)
                                                ============        ============        ============        ============




NET LOSS PER SHARE                              $       (.01)       $       (.04)       $       (.03)       $       (.06)
                                                ============        ============        ============        ============




WEIGHTED AVERAGE NUMBER
   OF SHARES OUTSTANDING                          13,716,810          10,667,819          12,781,254          10,456,000
                                                ============        ============        ============        ============






                        See notes to financial statements

                ODESSA FOODS INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)







                                                       Three Months Ended June 30,            Six Months Ended June 30,
                                                       ---------------------------            -------------------------
                                                         1997               1996               1997               1996
                                                         ----               ----               ----               ----
CASH FROM OPERATING ACTIVITIES:
   Net loss                                          $  (176,464)       $  (411,999)       $  (358,784)       $  (588,959)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
       Depreciation and amortization                      79,004             93,082            154,839            161,082
       Sundry other items                                     --                (73)                --                461

   Changes in assets and liabilities:
       Accounts receivable                                 7,943              1,207             12,740             (3,916)
       Inventories                                       (48,028)             8,527            (39,147)            (8,172)
       Prepaid expenses and sundry receivables          (179,682)          (104,449)          (179,682)          (160,118)
       Accounts payable and accrued expenses               2,012            123,674           (229,310)           146,565
                                                     -----------        -----------        -----------        -----------

         NET CASH USED IN OPERATING ACTIVITIES          (315,215)          (290,031)          (639,344)          (453,057)
                                                     -----------        -----------        -----------        -----------


CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                    (57,177)          (146,644)          (227,374)          (171,287)
                                                     -----------        -----------        -----------        -----------

         NET CASH USED IN INVESTING ACTIVITIES           (57,177)          (146,664)          (227,374)          (171,287)
                                                     -----------        -----------        -----------        -----------


CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of common stock                                   --            516,396          1,086,250            666,555
   Repayments to stockholders                           (262,026)           (22,101)          (156,360)            27,899
                                                     -----------        -----------        -----------        -----------

         NET CASH PROVIDED BY (USED IN)
         FINANCING ACTIVITIES                           (262,026)           494,295            929,890            694,454
                                                     -----------        -----------        -----------        -----------


EFFECT OF EXCHANGE RATE CHANGES ON CASH                  (33,330)            10,639            (28,629)            10,639
                                                     -----------        -----------        -----------        -----------


INCREASE (DECREASE) IN CASH                             (667,748)            68,259             34,543             80,749

CASH - BEGINNING OF PERIOD                               715,675            116,840             13,384            104,350
                                                     -----------        -----------        -----------        -----------


CASH - END OF PERIOD                                 $    47,927        $   185,099        $    47,927        $   185,099
                                                     ===========        ===========        ===========        ===========








                        See notes to financial statements

                        ODESSA FOODS INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 1997
                                   (Unaudited)




1.       BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements of Odessa Foods International, Inc. (the "Company") as of June 30, 1997 and for the six month periods ended June 30, 1997 and 1996 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for any interim period are not necessarily indicative of a full year.

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

3.       FINANCIAL CONDITION AND OPERATING RESULTS

         Net sales for the six months ended June 30, 1997 were $147,262, a decrease of $97,497 or 39.8% from $244,759 in the comparable 1996 quarter.

         The Company had net loss of $358,784, or $.03 per share, for the six months ended June 30, 1997 compared to net loss of $588,959, or $.06 per share, for the comparable quarter in 1996.

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

         This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and/or liquidity/cash flows of Company for the three month period ended June 30, 1997 and the comparative three month period ended June 30, 1996 (as well as for the six month period ended June 30, 1997 and the comparative six month period ended June 30, 1996) and should be read in conjunction with the unaudited consolidated financial statements and notes thereto included herein.

         As heretofore indicated in the Company's Form 10-KSB for calendar year ended December 31, 1996, the Company acquired its wholly owned subsidiary, Odessa Foods, Inc., in November of 1994, in a transaction accounted for using the pooling of interest method of accounting.

CONSOLIDATED STATEMENTS OF OPERATIONS:

         Comparative three month periods ended June 30, 1996 and June 30, 1997.

         Net loss for the three months ended June 30, 1997 was $176,464 compared to a net loss of $411,999 for the three months ended June 30, 1996. Gross profit decreased by $37,941 in 1997 as compared to 1996 as a result of lower sales and higher cost of sales percentages. Operating expenses decreased for the comparative three month period indicated by $227,250 as a result of selling, general and administrative expenses decreasing by $213,172, while depreciation and amortization decreased by $14,078. In addition, the Company incurred additional "Other Expenses" for the three month period ended June 30, 1997 of $36,365 consisting of interest income - $12,974 and foreign currency exchange rate changes - $23,391 (as compared to "Other Income" for the three month period ended June 30, 1996 of $9,861 consisting of interest income of $20,500 offset by foreign currency exchange rage changes loss of $10,639).

         Comparative six month periods ended June 30, 1996 and June 30, 1997.

         Net loss for the six months ended June 30, 1997 was $358,784 compared to a net loss of $588,959 for the six months ended June 30, 1996. Gross profit decreased by $57,667 in 1997 as compared to 1996 as a result of lower sales and higher cost of sales percentages. Operating expenses decreased for the comparative six month period indicated by $238,172 as a result of selling, general and administrative expenses decreasing by $231,929, while depreciation and amortization decreased by $6,243. In addition, the Company incurred additional "Other Expenses" for the six month period ended June 30, 1997 of $39,809 consisting of interest income of $1,867 offset by foreign currency exchange rate changes loss of $41,676 (as compared to "Other Income" for the six month period ended June 30, 1996 of $9,861 consisting of interest income of $20,500 offset by foreign currency exchange rage changes loss of $10,639).

CONSOLIDATED BALANCE SHEET:

         Total assets of the Company at June 30, 1997 and December 31, 1996 were $4,497,760 and $4,184,593 respectively, an increase of $313,167. Such increase is primarily attributable to an increase in (a) current assets of $63,650 (primarily as a result of increases in cash of $34,543, inventories of $39,147 and prepaid expenses of $2,700 offset by a decrease in accounts receivable of $12,740), (b) property and equipment of $90,535 (after taking into account accumulated depreciation) and (c) other assets of $158,982 (i.e. increase in prepaid lease costs of $176,982 offset by a $18,000 decrease in intangible assets).

         Current liabilities of the Company at June 30, 1997 and December 31, 1996 were $644,326 and $1,029,996 respectively. The decrease in total current liabilities of $385,670 is attributable to the fact that accounts payable and accrued expenses decreased by $229,310 and loan(s) payable decreased by $156,360.

         Stockholders' equity increased by $698,837 from $3,054,597 at December 31, 1996 to $3,753,434 at June 30, 1997. This increase primarily resulted from the Company's sale of 2,160,000 shares of its common stock during the three month period ended March 31, 1997 for an aggregate of $1,086,250 (net of related expenses) minus the net loss of $358,784 sustained for the six months ended June 30, 1997.

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

         While the Company did not issue any shares of its common stock for cash consideration (by way of debt and/or equity financing) during the quarter ended June 30, 1997 it did, however, issue 360,000 shares of its common stock in exchange for and in full consideration for its purchase of its salami production facilities in Stabio, Switzerland, which shares were issued in the name of an otherwise unaffiliated third party pursuant to contractual agreement whereby such third party is to receive such shares upon completion of certain specified services directly related to the purchase of the aforesaid facilities.

         Notwithstanding the working capital deficit heretofore referred to and the fact that the consolidated financial statements to the Company's Form 10-KSB for calendar year ended December 31, 1996 indicated (in Note 1 thereto) certain factors which created an uncertainty about the Company's ability to continue as a going concern and further notwithstanding the loss most recently incurred of $(176,464) for the quarter ended June 30, 1997, Company management nevertheless continues to believe that the Company will be able to continue its operations through (a) the raising of additional capital through either debt or equity financing when, as and if necessary and/or (b) its belief that its operations will eventually improve sufficiently through utilization of property and equipment recently purchased so as to enable the Company to increase productivity and obtain profitability and/or (c) the purchase of necessary facilities through issuance of shares of common stock in the manner indicated in the preceding paragraph.

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

Item 2.           Changes in Securities -                                   None

Item 3.           Defaults Upon Senior Securities -                         None

Item 4.           Submission of Matters to a
                   Vote of Security Holders -                               None

Item 5.           Other Information -                                       None

Item 6.           (a) Exhibits -                                            None

                  (b) Reports on Form 8-K -                                 None


(1) None except with respect to on-going litigation as previously reported in Item 3 to the Company's Form 10-KSB for calendar year ended December 31, 1996 as well as in Note 12 to the notes to consolidated financial statements of such Form 10-KSB.

                            SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              ODESSA FOODS INTERNATIONAL, INC.



                            By /s/M. Walter Levine, President
                                  -----------------------------
                                  M. Walter Levine, President

Dated: August 18, 1997