Form 10QSB
period 1997-09-30
ODESSA FOODS INTERNATIONAL INC
filed 1998-01-07
CIK 751412

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.   20549
                                     FORM 10-QSB

/xx/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                        September 30, 1997
                                ----------------------------------------------
                                          or
/  /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from                       to
                               ---------------------    ----------------------

Commission File Number:                            0-12775
                       -------------------------------------------------------

                                     Odessa Foods International, Inc.
                        ------------------------------------------------------
                (Exact name of registrant as specified in its charter)

           Delaware                                           75-1613360
-------------------------------                            -------------------
(State or other jurisdiction of                              (I.R.SEmployer
incorporation or organization)                             Identification No.)

c/o M. Walter Levine, 18 Reynolds Street, Norwalk, Connecticut          06851
------------------------------------------------------------------------------
Address of principal executive offices)                             (Zip Code)

                                       (203) 854-1000
------------------------------------------------------------------------------
                       (Registrant's telephone number, including area code)

                             1 River Road, Cos Cob, Connecticut
------------------------------------------------------------------------------
                       (Former name, former address and former fiscal year,
                                      if changed since last report)

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

The number of shares outstanding of each of the registrant's classes of common stock, as of December 18, 1997 is 14,076,810 shares, all of one class of $.00001 par value common stock.

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

              ODESSA FOODS INTERNATIONAL, INC. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEET

                             SEPTEMBER 30, 1997
                                (Unaudited)

                                  ASSETS

CURRENT ASSETS:
  Cash                                                              $    19,675
  Accounts receivable, less allowance for doubtful accounts              38,587
  Inventories                                                            46,183
  Prepaid expenses                                                        4,400
                                                                    -----------

      TOTAL CURRENT ASSETS                                              108,845
                                                                    -----------

PROPERTY AND EQUIPMENT, at cost, less
  accumulated depreciation of $993,082                                3,388,126
                                                                    -----------

OTHER ASSETS:

  Intangible asset, less amortization of $126,000                       234,000
  Prepaid lease cost                                                    866,555
                                                                    -----------

      TOTAL OTHER ASSETS                                              1,100,555
                                                                    -----------

                                                                    $ 4,597,526
                                                                    -----------
                                                                    -----------

                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

  Accounts payable and accrued expenses                             $   447,447
  Note payable - bank                                                    75,000
  Loans payable                                                         332,339
  Current maturities of note payable - officer                          100,000
                                                                    -----------

      TOTAL CURRENT LIABILITIES                                         954,786
                                                                    -----------

NOTE PAYABLE - OFFICER                                                  100,000
                                                                    -----------

STOCKHOLDERS' EQUITY:

  Common stock, $.00001 par value, authorized
    25,000,000 shares; issued and outstanding
    14,076,810 shares                                                       137
  Additional paid-in capital                                          9,166,511
  Foreign currency translation adjustment                               (33,989)
  Accumulated deficit                                                (5,589,919)
                                                                    -----------

      TOTAL STOCKHOLDERS' EQUITY                                      3,542,740
                                                                    -----------

                                                                    $ 4,597,526
                                                                    -----------
                                                                    -----------

                      See notes to financial statements.

              ODESSA FOODS INTERNATIONAL, INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)

                                               Three Months Ended                  Nine Months Ended
                                                  September 30,                       September 30,
                                              1997              1996              1997             1996
                                              ----              ----              ----             ----

SALES                                      $   98,614        $ 162,802         $  245,876        $ 407,561

COST OF SALES                                 109,234          124,475            257,836          312,907
                                           ----------        ----------        ----------       ----------

GROSS PROFIT (LOSS)                           (10,620)          38,327            (11,960)          94,654
                                           ----------        ----------        ----------       ----------

OPERATING EXPENSES:
  Selling, general and
    administrative expenses                   109,215          158,940            351,629          633,283
  Depreciation and amortization                84,000           74,021            238,839          235,103
                                           ----------        ----------        ----------       ----------

                                              193,215          232,961            590,468          868,386
                                           ----------        ----------        ----------       ----------

OPERATING LOSS                               (203,835)        (194,634)          (602,428)        (773,732)
                                           ----------        ----------        ----------       ----------

OTHER EXPENSES (INCOME):
  Interest                                       -                -                 1,867           20,500
  Foreign currency exchange rate changes        1,499             -               (40,177)         (10,639)
                                           ----------        ----------        ----------       ----------

                                                1,499             -               (38,310)           9,861
                                           ----------        ----------        ----------       ----------

NET LOSS                                   $ (205,334)       $(194,634)        $ (564,118)      $ (783,593)
                                           ----------        ----------        ----------       ----------
                                           ----------        ----------        ----------       ----------

NET LOSS PER SHARE                         $     (.02)       $    (.02)        $     (.04)      $     (.07)
                                           ----------        ----------        ----------       ----------
                                           ----------        ----------        ----------       ----------

WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING                    13,716,810        11,398,799        13,099,960       10,770,266
                                           ----------        ----------        ----------       ----------
                                           ----------        ----------        ----------       ----------

                                      See notes to financial statement

              ODESSA FOODS INTERNATIONAL, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                               Three Months Ended       Nine Months Ended
                                                  September 30,           September 30,
                                             ----------------------  -----------------------
                                                1997        1996         1997        1996
                                             ----------  ----------  -----------  ----------
CASH FROM OPERATING ACTIVITIES:
  Net loss.................................  $(205,334)  $(194,634)  $ (564,118)  $(783,593)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
    Depreciation and amortization..........     84,000      74,021      238,839     235,103
    Sundry other items.....................       --          --           --           461

Changes in assets and liabilities:
    Accounts receivable....................    (23,869)      2,989      (11,129)       (927)
    Inventories............................      8,189         778      (30,958)     (7,394)
    Prepaid expenses and sundry assets.....    (42,994)    (85,982)    (222,876)   (246,100)
    Accounts payable and accrued expenses..    204,420     230,435       24,890     377,000
                                             ----------  ----------  -----------  ----------
      NET CASH PROVIDED BY (USED IN)
        OPERATING ACTIVITIES...............     24,412      27,607     (614,932)   (425,450)
                                             ----------  ----------  -----------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment.......   (153,344)   (343,305)    (380,718)   (514,592)
                                             ----------  ----------  -----------  ----------
      NET CASH USED IN INVESTING
        ACTIVITIES.........................   (153,344)   (343,305)    (380,718)   (514,592)
                                             ----------  ----------  -----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock.................       --       250,000    1,086,250     916,555
  Loans from stockholders..................    106,040      53,402      (50,320)     81,301
                                             ----------  ----------  -----------  ----------
      NET CASH PROVIDED BY FINANCING
        ACTIVITIES.........................    106,040     303,402    1,035,930     997,856
                                             ----------  ----------  -----------  ----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH....     (5,360)       --        (33,989)     10,639
                                             ----------  ----------  -----------  ----------
INCREASE (DECREASE) IN CASH................    (28,252)    (12,296)       6,291      68,453
                                             ----------  ----------  -----------  ----------
CASH - BEGINNING OF PERIOD.................     47,927     185,099       13,384     104,350
                                             ----------  ----------  -----------  ----------
CASH - END OF PERIOD.......................  $  19,675   $ 172,803   $   19,675   $ 172,803
                                             ----------  ----------  -----------  ----------
                                             ----------  ----------  -----------  ----------

                       See notes to financial statements

                       ODESSA FOODS INTERNATIONAL, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              SEPTEMBER 30, 1997
                                 (Unaudited)

1. BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of Odessa Foods International, Inc. (the "Company") as of September 30, 1997 and for the nine month periods ended September 30, 1997 and 1996 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for any interim period are not necessarily indicative of a full year.

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

3. FINANCIAL CONDITION AND OPERATING RESULTS

     Net sales for the nine months ended September 30, 1997 were $245,876, a decrease of $161,685 or 39.7% from $407,561 in the comparable 1896 quarter.

     The Company had net loss of $564,118, or $.04 per share, for the nine months ended September 30, 1997 compared to net loss of $783,593, or $.07 per share, for the comparable quarter in 1996.

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

    This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and/or liquidity/cash flows of Company for the three month period ended September 30, 1997 and the comparative three month period ended September 30, 1996 (as well as for the nine month period ended September 30, 1997 and the comparative nine month period ended September 30, 1996) and should be read in conjunction with the unaudited consolidated financial statements and notes thereto included herein.

    As heretofore indicated in the Company's Form 10-KSB for calendar year ended December 31, 1996, the Company acquired its wholly owned subsidiary, Odessa Foods, Inc., in November of 1994, in a transaction accounted for using the pooling of interest method of accounting.

Consolidated Statements of Operations:

    Comparative three month periods ended September 30, 1996 and September 30, 1997.

    Net loss for the three months ended September 30, 1997 was $205,334 compared to a net loss of $194,634 for the three months ended September 30, 1996. Gross profit decreased by $48,947 in 1997 as compared to 1996 as a result of lower sales and higher cost of sales percentages. Operating expenses decreased for the comparative three month period indicated by $39,746 as a result of selling, general and administrative expenses decreasing by $49,725, while depreciation and amortization increased by $9,979. In addition, the Company incurred additional "Other Expenses" for the three month period ended September 30, 1997 of $1,499 consisting of foreign currency exchange rate change.

    Comparative nine month periods ended September 30, 1996 and September 30, 1997.

    Net loss for the nine months ended September 30, 1997 was $56,418 compared to a net loss of $783,593 for the nine months ended September 30, 1996. Gross profit decreased by $106,614 in 1997 as compared to 1996 as a result of lower sales and higher cost of sales percentages. Operating expenses decreased for the comparative nine month period indicated by $277,918 as a result of selling, general and administrative expenses decreasing by $281,654, while depreciation and amortization increased by $3,736. In addition, the Company incurred additional "Other Expenses" for the nine month period ended September 30, 1997 of $38,310 consisting of interest income of $1,867 offset by foreign currency exchange rate changes loss of $40,177 (as compared to "Other Income" for the nine month period ended September 30, 1996 of $9,861 consisting of interest income of $20,500 offset by foreign currency exchange rate changes loss of $10,639).

Consolidated Balance Sheet:

    Total assets of the Company at September 30, 1997 and December 31, 1996 were $4,591,526 and $4,184,593 respectively, an increase of $412,933. Such increase is primarily attributable to an increase in (a) current assets of $51,078 (primarily as a result of increases in cash of $6,291, inventories of $30,958, prepaid expenses of $2,700 and accounts receivable of $11,129), (b) property and equipment of $138,879 (after taking into account accumulated depreciation) and (c) other assets of $192,976 (i.e. increase in prepaid lease costs of $219,976 offset by a $27,000 decrease in intangible assets).

    Current liabilities of the Company at September 30, 1997 and December 31, 1996 were $954,786 and $1,029,996 respectively. The decrease in total current liabilities of $75,180 is attributable to the fact that accounts payable and accrued expenses decreased by $24,890 and loan(s) payable decreased by $50,320.

    Stockholders' equity increased by $488,143 from $3,054,597 at December 31, 1996 to $3,542,740 at September 30, 1997. This increase primarily resulted from the Company's sale of 2,160,000 shares of its common stock during the three month period ended March 31, 1997 for an aggregate of $1,086,250 (net of related expenses) minus the net loss of $564,118 sustained for the nine months ended September 30, 1997 and a foreign currency translation adjustment of $33,989.

Cash Requirements and Liquidity

    The Company has been able to satisfy its cash requirements and raise the necessary capital in order to finance its proposed growth through the sale and issuance of 1,454,900 shares of its common stock during fiscal year ended September 30, 1996 for a cash consideration of $1,679,010 and has recently (during subsequent six month period ended December 31, 1996) sold an additional 200,000 shares for a cash consideration of $335,000. The shares of Company common stock referred to herein were sold in accordance with certain terms and conditions contained in Off-Shores Securities Subscription Agreements and, accordingly, were sold outside the U.S., not as a registered public offering but rather in reliance upon Regulation S of the General Rules and Regulations under the Securities Act of 1933. A significant portion of the funds raised through sale of such common shares have been utilized for the purchase of property and equipment and for prepaid lease costs. An additional 114,533 shares of common stock were issued during such period in exchange for goods and services valued at $104,540.

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

    While the Company did not issue any shares of its common stock for cash consideration (by way of debt and/or equity financing) during the quarter ended June 30, 1997 it did, however, issue 360,000 shares of its common stock in exchange for and in full consideration for its purchase of its salami production facilities in Stabio, Switzerland, which shares were issued in the name of Rapello S.A. an unaffiliated third party pursuant to contractual agreement whereby such third party is to receive such shares upon completion of certain specified services directly related to the purchase of the aforesaid facilities.

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



                             ODESSA FOODS INTERNATIONAL, INC.



                             By  /s/ M. Walter Levine
                                 ------------------------------------------
                                 M. Walter Levine, President

Dated: December 15 , 1997